Form 10KSB
period 1999-12-31
VENTURETECH INC
filed 2000-05-22
CIK 1017483

United States Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  [X]             Annual  Report   Pursuant  to  Section  13  or  15(d)  of  The
                  Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999

  [ ]             Transition  Report  Pursuant  to  Section  13 or  15(d) of the
                         Securities Exchange Act of 1934

                                                Commission File Number   1-15679

                               VENTURE TECH, INC.
                 (Name of small business issuer in its charter)

                     Idaho                                  87-0462258
          ------------------------------                 ------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         1055 West 14th Street, Suite 400, North Vancouver, B.C. V7P 3P2
              (Address of principal executive officers) (Zip Code)

Issuer's telephone number:  (604) 990-9889

Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $29,710

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $5,127,593 (Based on price of $0.21 per share on May 19, 2000)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding as of December 31, 1999
------------------------------              -----------------------------------
Common Stock, Par Value $0.001                         37,014,165

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                               VENTURE TECH, INC.

                                TABLE OF CONTENTS

                                     PART I

Item 1.         Business...............................................................................      3

Item 2.         Properties..............................................................................    20

Item 3.         Legal Proceedings.......................................................................    20

Item 4.         Submission of Matters to a Vote of Security
                  Holders...............................................................................    20

                                     PART II

Item 5.           Market for Registrant's Common Equity and
                    Related Stockholder Matters.........................................................    21

Item 6.           Management's Discussion and Analysis of

                    Financial Condition and Results of Operations.......................................    23

Item 7.           Financial Statements and Supplementary Data...........................................    27

Item 8.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..............................................    55

                                    PART III

Item 9.           Directors and Executive Officers of the
                    Registrant..........................................................................    55

Item 10.          Executive Compensation................................................................    58

Item 11.          Security Ownership of Certain Beneficial

                    Officers and Management.............................................................    61

Item 12.          Certain Relationships and Related Transactions........................................    63

                                     PART IV

Item 13.          Exhibits, Financial Statement Schedules, and

                    Reports on Form 8-K.................................................................    64

                  Signatures............................................................................    65


                                     PART I

Item 1.           Business

Business Development

         Venture Tech, Inc., an Idaho corporation ("Venture Tech" or the "Company"), is engaged in the acquisition, development and licensing of certain computer based technology designed to offer a full range of casino-style gaming, entertainment, information and financial transaction services over the worldwide Internet. Through its technology agreements and licenses, the Company intends to establish a series of virtual casinos over the Internet from various locations around the world. The Company will employ various cultural and ethnic themes to target different cultures around the world. A casino is deemed to be "virtual" when it emulates actual casino-style games of chance offered in existing land-based casinos, but provides such gaming services via computer software and hardware instead of actual gaming equipment and casino sites. The Company's initial virtual casino, Asia Casino, provides for three different languages on the website; Chinese, Japanese and English. Although the virtual casino is accessible around the world via the Internet, the Company's marketing will primarily target Asian countries. The Company further intends to use its client base of Internet gaming players to market more basic commodities and services through electronic commerce ("e-commerce").

         History

         The Company was organized on July 19, 1948 under the laws of the State of Idaho as Giant Ledge Mining Company, with the stated purpose of, acquiring, exploring and developing mineral ore prospects and operating mining and milling facilities. The Company initially engaged in sporadic mining operations and, since its inception, has undergone several name changes and business changes. On October 25, 1999, the Company's shareholders approved a proposal to empower the Board of Directors to take all necessary action to change the Company's domicile of incorporation from Idaho to the State of Nevada. As of the date hereof, the Company has not finalized that change.

         During 1988, the Company became engaged in arranging for funding for medical research, particularly certain cancer research being conducted at the Harvard School of Dental Medicine. However, none of the projects in which the Company was involved proved to be economically successful and no commercially viable products resulted from the research. The Company ultimately assigned or transferred any potential marketing rights to its research products.

         In 1992, the Company was engaged in only minimal activities and the Board of Directors determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. To better reflect the Company's business, the Company adopted the name, Venture Tech, Inc.

         During 1995, the Company became engaged in the development of certain computer technology designed to ultimately offer a full range of gaming services and casino-style games over the worldwide Internet. The Company created two new wholly owned subsidiaries, EuroAsian E-Casinos, Inc., a Marshall Islands corporation ("E- Casinos"), and Cybernet Currency Clearing, Inc., a Nevada corporation ("CCCI"), for development of certain technologies applicable to the Internet. E-Casinos was formed as a foreign entity to own and operate full service gambling casinos on the Internet. However, when the Company entered into a new licensing agreement requiring operations in Antigua, management decided not to use E-Casinos as originally planned. The subsidiary remains in good standing and may be used for future operations in the Marshall Islands under licensing with other third party gaming providers. However, the Company has no current plans or agreements to do so. CCCI was formed to focus on acting as an international currency converter of wold currency into "e-cash" or "e-dollars", which is used as a monetary instrument in many international business transactions.

         On March 4, 1996, the Company entered into a licensing agreement with CasinoWorld Holdings, Ltd. ("CWH"). Pursuant to the agreement, CWH granted to the Company a nonexclusive license to use and market CWH's Virtual CasinoWorldTM software and hardware applications, know-how, trade secrets, copyrights and trademarks. The Company is obligated to market, finance and contribute one or more foreign gaming licenses under a separate operating agreement with CWH. Through August 1998, the Company made approximately $1.3 million in license payments to CWH in anticipation of receiving a fully operational and reliable gaming website. In August 1998, the Company determined that CWH would not be able to adequately provide such a website and operational services and, accordingly, discontinued its relationship with CWH.

         On March 14, 1996, in order to focus its strategy on the gaming and Internet related service industry, management effected the sale of its wholly owned subsidiary, Tessier Resources, Ltd. ("Tessier") to Kaniksu Ventures, Inc., now known as Ocean Power Corporation ("PWRE"). In exchange for Tessier, the Company received a $3,000,000 debenture convertible into 2,000,000 shares of PWRE common stock. The Debenture matured in four (4) years from the date of issuance, carried no interest, and was convertible into PWRE common stock at the conversion price of $1.50 per share at any time prior to repayment of the debenture.

         Tessier, a Manitoba, Canada corporation, is engaged in the development of an apparatus for removing snow and ice. It was formed in 1996, and is presently considered, a development stage company. Development of its technology has been essentially completed, its planned commercial operations have not yet materially commenced. Tessier is currently seeking licensing agreements to further the commercial value of its product. At the time of the Company's sale of Tessier in 1996, Tessier had not generated any revenues from operations and its principal assets were the intellectual property rights and prototypes. However, Tessier had invested approximately $250,000 in technology research and was in the process of finalizing patents on the technology and developing prototypes. Since 1996, Tessier has built two prototypes and received patents for its ice removal technology (U.S. patent no. 5,540,004 and Canada patent no.2126249). On October 6, 1997 PWRE sold Tessier to a private Canadian corporation.

         The Company's sale of Tessier was treated as a related party transaction. Craig Bampton, a Vice President and director of the Company, had served as Vice President of Tessier subsidiary and was also a director of PWRE. Mr. Bampton did recuse himself from the final approval by the Boards of Directors of both the Company and PWRE. Presently, Mr. Bampton is President and a director of Tessier.

         During 1999, the Company converted the Debenture into 2,000,000 shares of PWRE common stock. This amount was reduced to 200,000 shares due to the one
(1) share for ten (10) shares reverse stock split effected by PWRE.

         As additional consideration for the acquisition of Tessier, PWRE agreed to issue, to eligible shareholders of the Company, shares of PWRE common stock and rights to purchase additional shares. Under the terms of the original agreement, prior to the reverse stock split of PWRE shares, each individual Company shareholder of record as of April 5, 1996, is entitled to five (5) shares of authorized but previously unissued PWRE common stock for each 100 shares of Company common stock owned. Only shareholders owning at least 100 shares of Company common stock are eligible for the distribution. Further, each five shares of PWRE common stock issued to Company shareholders includes ten
(10) rights, each right entitling the holder thereof to purchase one additional share of PWRE common stock for $2.25 per share for a period of sixty (60) days following receipt of the PWRE shares and rights. PWRE intends to include the equivalent shares and rights in a registration statement to be filed by PWRE.

         Based on 6,200,014 qualifying shares of the Company's common stock, 310,000 PWRE dividend shares and 620,000 equivalent rights are available to the Company's shareholders as of the record date of April 5, 1996.

         Currently, the Company owns less than one percent of the common stock of PWRE. There is no other relationship between the two companies and there are no common employees, officers or directors. PWRE shares are traded on the OTC Bulletin Board and the closing price on May 10, 2000 was $4.50 per share. PWRE has filed a registration statement with the Commission pursuant to Form 10-SB of the Securities Exchange Act of 1934.

         Development of Internet Gaming Activities

         In March 1999, the Company entered into a nonexclusive software license agreement with Starnet Systems International Inc., formerly Softec Systems Caribbean Inc. ("SSII"), a wholly owned subsidiary of Starnet Communications International Inc. ("Starnet" - OTCBB: "SNMM"). Pursuant to the license agreement, SSII was to provide the Company with a complete turn-key computer hardware, software and customer support package for the operation of one or more on-line casino websites. As a requirement of the license agreement, the Company was obligated to establish an Antigua corporation to hold a gaming license and to conduct operations from that jurisdiction. In July 1999, the Company established, under the authorization of the Government of Antigua and Barbuda, EuroAsian E-Casinos International Ltd. ("E-Casinos International") as a wholly owned subsidiary. In July 1999, E-Casinos International was granted an Offshore Virtual Casino Wagering license by the Free Trade & Processing Zone of Antigua.

         Given the nature of its software and technology license agreement with SSII, the Company does not anticipate using its E-Casinos subsidiary, incorporated in the Marshall Islands, in conjunction with its series of on-line casino websites created under that agreement. All primary operations will be conducted from the Antigua corporation, E-Casinos International. However, the Company expects to enter into similar arrangements with other third party software development companies to provide gaming services for other series of on-line casinos. With the rapid change and evolution taking place in Internet based technology, the Company has decided to not restrict itself to a single technology platform or approach. The Company intends to limit its risk of rapidly changing technology by using multiple vendors.

          The Company's does not intend to accept wagers from residents of the United States. The United States Congress has attempted, but failed to pass, legislation seeking to prohibit on-line gaming within the United States. Because of possible legislation that could ban or severely restrict on-line gaming within the United States, many companies in the industry, including the Company, have elected to operate only in countries that expressly permit on-line gaming, or have not specifically prohibited on-line gaming.

         The Company is currently in the process of changing its domicile of incorporation from Idaho to the State of Nevada. The Company also anticipates that it will re-domicile its CCCI subsidiary as an offshore international business corporation. It is anticipated that CCCI will eventually assume the merchant account responsibility for the on-line casinos. This involves coordinating on-line financial transactions required by the casino and with a banking institution to provide credit card processing for the patrons of the casino.

Services and Products

         In conjunction with the SSII license agreement, the Company established a website (www.asiacasino.com) to conduct initial gaming operations. The Asia Casino website and Sportsbook became operational in July of 1999 and began accepting wagers from various jurisdictions around the world, with the notable exceptions of the United States and Canada. The Company's current policy is not to accept wagers from residents of those two countries because of possible legislation limiting or banning on-line gaming in these countries. Also, the Company's agreement with SSII prohibits the Company from accepting wagers from Canadian residents. However, if the laws in the United States and/or Canada are clarified, or if the Company receives an appropriate opinion from legal counsel, the Company reserves the right to consider offering its gaming services in the two countries. Presently, the Company's primary market focus is on Asia, Europe and the Middle East. In addition, the Company has adopted a policy of not accepting wagers from individuals less than 18 years old.

         The Company recognizes the potential risk of improper use of its website by minors or by persons in jurisdiction where such use is not permitted. There is also the risk that players may be inclined to not pay their gaming debts. Through its online gaming provider, SSII, the Company employs a registration process that establishes and confirms the identity of the prospective player prior to the authorization of gaming activities. This process is intended to screen out minors and other unauthorized applicants. Once gaming activities are initiated, the Company uses encryption and password protection methods to validate the player. In the unlikely event that a minor does gain access to the system through deceptive means, the Company can invalidate any winnings generated by the player. It is possible, however, that such a player could make a claim against paying any gaming losses due to their status as a minor. In this case the Company may have to authorize a chargeback against such gaming losses and accept a reduction against gross winnings. The Company believes that its registration screening system and password protection mechanism will reasonably deter minors from accessing the system.

         Individuals seeking to gamble at the Company's website must place funds "on-account" with the Company prior to the initiation of any gaming activities for real money. As a player loses, those funds are debited from their funds account and transferred to the Company's account. On occasion and for various reasons, a player may claim that their gaming activities were not authorized and may request a chargeback on their debited funds. Given that reasonable wagering limits are placed on all accounts and noting that such chargebacks represent a minimal problem for the Company and the industry as a whole, the Company may find it expedient to authorize such a chargeback and not contest the claim. The account holder would then likely be voided from future play. The online gaming industry has also effectively employed a "negative credit card database" to help screen out minors, fraudulent bettors, and other questionable accounts during the application process.

         The SSII license agreement provides for over 20 interactive and computer generated casino-style games of chance developed in conjunction with Nevada State Gaming Guidelines. A Sportsbook also offers wagering action on all the professional sports leagues from Europe and North America. In addition, capabilities for wagering on pari-mutuel racing, lotteries and bingo are in the development stage. All gaming operations and transactions are being conducted from the facilities of SSII located in St. Johns, Antigua.

         The key features of Asia Casino include, but are not limited to the following:

         * The ability to play games in either the English, Chinese or Japanese languages;
         * Traditional Las Vegas games of chance such as Blackjack, Craps, Roulette, Poker, Baccarat, Pai Gow, Sic Bo and Slots; over 20 casino games in all are available;
         * The Company's licensed Java games use the Java language to provide easily accessible on-line games to the Company's website(s). The cross-platform nature of Java makes it possible to play these games on all major operating systems, on-line, with virtually no downloading required. The games are simplified to optimize loading times. The Company currently has four casino style Java Games (Videopoker, Blackjack,
                  Caribbean Stud poker, and Gold Rush slots) for players to wager on, with several additional Java games projected to be released throughout 2000.
         * A Sportsbook which offers wagering action on all the professional leagues from Europe and North America including baseball, football, basketball, hockey, English Premier League Soccer and Italian Series "A"; college basketball and football; boxing, horse racing and other sporting events from around the world such as World Cup Soccer, cricket and rugby.

         The Company's revenues are derived primarily from the operation of E-Casinos International, that receives monthly sales statements from SSII and a net remittance. The net remittance is the difference between gaming wins and losses from the casino-style games and sportsbook offered on the Company's websites. There are no registration, acceptance or membership fees collected from customers.

         Venture Tech is one of ten charter members of the Interactive Gaming Council ("IGC") that intends to establish standards and a self-regulation methodology as the on-line gaming industry's trade association. The IGC, a non-profit organization, was formed in October 1996 with a mission to: (a) provide a forum to address global issues with respect to on-line gaming; (b) establish fair and responsible trade guidelines and practices; and (c) be the public policy advocate and clearinghouse for the on-line gaming industry. Presently, there are approximately 80 members of the IGC and it is a recognized representative of the on-line gaming industry. The Company's Chief Operating Officer has served on the Council's Board of Directors. Members of the IGC have been asked to testify before Congress and the President's Commission of Gambling.

Potential Market

         The estimated size of the Internet gambling market is naturally dependent upon the projected growth of the Internet, now estimated to be over 170 million users worldwide. The Asia/Pacific region appears to be the fastest growing area for Internet adoption. For example, in 1998, Asia had 14.1 million on-line users, which represented 14.8% of the worldwide Internet user base of
81.3 million. By the year 2002, it is projected that Asia will have 60.7 million Internet users, which will represent 27.5% of the projected worldwide total of 221 million on-line users. (Source: eStats, 1999). China in particular is expected to experience the fastest growth. Starting from an estimated on-line population of 2.1 million in 1998, it is projected that China will have 17.3 million on-line by 2001 and 33.6 million on-line by 2003. (Source: Strategis, 1999). Of China's current population of 1.26 billion, the projected 33.6 million Chinese on-line users will represent less than 3% of its total population. When compared to current Internet penetration rates such as Australia (23.4%), Hong Kong (13.4%), Japan (11%) or South Korea (6.7%), the potential for products and service that are sold via the Internet to Chinese on- line users is exception. (Source: Nua Internet Services).

         The following table illustrates that estimated Internet gaming revenues worldwide, currently less than $900 million, could increase to a an estimated $2.3 billion by the end of 2001. Because most companies involved in the Internet gaming market are private entities, it is difficult to estimate the actual cash flow of these Internet casinos.


                                                 1997       1998       1999    2000       2001
Adult Home Internet (in Millions)                  46        81       121       145       159
Percentage of Users Conducting On-line
  Transactions                                     15%       18%       21%       24%       27%
Potential Internet Gamblers
  (in Millions)                                   0.9      14.5      25.4      34.8      43.0
Per capita Expenditure (in $ Millions)         $  146    $  154    $  155    $  160    $  165
Potential Internet Gambling Revenue
  (in $ Millions)                              $1,009    $2,182    $3,922    $5,555    $7,080
Estimated Actual Internet Gambling
  Revenue (in $ Millions)                      $    0    $   51    $  811    $1,520    $2,330
-------------------

(Source:  Deutsche Bank - Christiansen/ Cummings Assoc., 1999)

         Asiacasino.com Website

         The Company's primary gaming website (www.asiacasino.com) is accessible by a minimum hardware configuration consisting of: A 486/66 microprocessor personal computer with Windows 95 or greater, 8 MB RAM, 30 MB free hard disk space, a 14,400 modem and a direct Internet connection. All games are provided in a Windows-based, menu driven format with "point and click" interactivity. Prospective players who desire to conduct gaming operations at Asia Casino are able to subscribe over the Internet by completing an application appearing at the website. Part of the application process requires that the subscriber open an account and make a minimum deposit with the Company to activate the account for real money play. Prospective players are also able to play for fun, at no cost, for entertainment purposes or to practice their skills prior to actual wagering.

         The Company's websites are controlled through its licensing agreement with SSII. Physical operations and transactions are conducted by SSII personnel at SSII's facilities located in St. Johns, Antigua. The Company retains the right to reasonably audit SSII's activities on its behalf. SSII's network is connected to the Internet via redundant high-speed fiber, ensuring multiple backup connections to the Internet. This high performance network infrastructure ensures reliable and responsive game play for the end users/players. The system is composed of high speed Sun Microsystems servers and Cisco networking equipment. Most of the critical system components, such as the game servers and web servers, are distributed across multiple machines, which protect the gaming service from failures due to malfunctioning equipment. The highly scalable nature of SSII's system design makes provisioning for additional capacity simple. The network monitoring staff tracks the system at all times to maintain constant awareness of the system's operating parameters. New equipment is installed when necessary to compensate for increased activity or anticipated peak demands for popular events.

         SSII uses advanced technologies, such as site identification, data encryption, and secure servers to provide users with a safe environments to perform secure transactions, and data transmission over the Internet. Any transaction made with SSII on-line is secure and convenient. SSII's system is protected by the Secure Sockets Layer (SSL) protocol, which encrypts all information and confirms the identity of the Company's server, before allowing a transaction to be completed. Data encryption hides sensitive information such as the customer's name, address, and credit card number. Even if someone manages to obtain a player's personal information from the transaction process, data encryption will not allow him or her to either read or use it.

         The Company's website is designed to invite prospective players to register and apply for casino and sportsbook membership. After a membership application is reviewed, it is either accepted or rejected based on criteria including, but not limited to, age and geographic location of the customer. The Company's policy is to accept subscriptions only from persons over the age of 18 and believed to reside in jurisdictions that are not known to expressly prohibit Internet gaming. Subscriptions will not be accepted from persons believed to be residents of the United States or Canada. The Company uses screening techniques in order to verify that the subscriber resides in a jurisdiction that is not known to prohibit Internet gaming.

         Upon acceptance, the approved customer is then allowed to download the gaming software over the Internet for installation on their personal computer or to request a CD with additional graphics, music and video capabilities contained thereon. The customer is then given a username and password and is thereby able to access the Company's gaming servers over the Internet through their personal Internet service provider.

         The Company's website allows the subscriber to review all terms, rules and conditions applicable to gaming and other uses at the site. All gaming winnings and losses are debited and credited to the customer's account on a real-time basis. All games are conducted pursuant to house rules and advantages that are published at the website.

         Subscriber's may make deposits to their gaming accounts by way of credit card or wire payment. Through the Company's licensing agreement with SSII, EFS Caribbean Inc., a wholly owned subsidiary of Starnet, supplies credit card transaction services to the Company for an additional fee. The Company primarily accepts Visa, MasterCard, American Express credit cards over a secure platform provided through EFS.

Regulation

         Gaming activities are stringently regulated in the United States and most developed countries. Gaming regulations and supervisory procedures in the United States and most developed countries are based upon policies that are concerned with, among other things, (i) prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming; (ii) establishment and maintenance of responsible accounting practices and procedures; (iii) maintenance of effective controls over the financial practices of licensees, including establishment of minimum procedures for internal fiscal affairs and safeguarding assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the governing jurisdictions;
(iv) prevention of cheating and fraudulent practices; and (v) providing a source of government revenue through taxation and licensing fees.

         The Company is subject to applicable laws in the jurisdictions in which it intends to operate. Some jurisdictions have introduced regulations to attempt to restrict or prohibit Internet gaming. However, other jurisdictions such as several Caribbean countries, Latin America and Australia, have taken the position Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the world, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Further, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. However, because on-line gaming is a relatively new industry, it is possible that in the future some or all of these foreign jurisdictions may take action to more severely regulate, or even prohibit, Internet gaming operations in their jurisdictions. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

         The Company, along with other industry representatives, have adopted a proactive policy of lobbying international jurisdictions, where appropriate, for purposes of seeking approval of Internet gambling and the regulation of those activities on a basis that is favorable to the Company. Pursuant to its position with the Interactive Gaming Council, the Company's management has met with representatives of organizations, such as the International Gaming Regulators Association, to educate regulators and legislators on- line gaming and to advocate an international regulatory framework.

         Legislation designed to restrict or prohibit Internet gaming may be adopted in the future in the United States or other jurisdictions. After previous similar proposals failed to pass in 1998, Senator Jon Kyl of the United States Senate introduced in March 1999 a revised proposal intended to prohibit and criminalize Internet gambling (Internet Gambling Prohibition Act of 1997; S.
474). There can be no assurance whether any such bill will become law. Additionally, existing legislation, including United States and federal statutes, could be construed to prohibit or restrict gaming through the use of the Internet. The Company's former Chief Operating Officer was invited to testify before the President's National Gambling Impact Study Commission in Washington, D.C. on the merits of on-line gaming regulation and against the Kyl bill. At the present time, however, it is the Company's policy not to offer its Internet gaming services to residents of the United States until laws pertaining to on-line gaming are clarified, or the Company receives an appropriate opinion from legal counsel that such activities are not illegal. The Company will endeavor to comply with federal and state laws in the United State in regard to gaming regulation.

Insurance

         The Company does not carry liability insurance with respect to the business risks associated with its on-line gaming business. Presently, the Company relies on its gaming vendor, SSII, to provide the necessary software and servers to properly operate the Company's business. SSII's system is protected by the Secure Sockets Layer (SSL) protocol, which encrypts all information and confirms the identity of the Company's server before allowing a transaction to be completed. To date, SSII has adequately provided its services with no material disruptions or problems. Accordingly, the Company believes that SSII's security coverage adequately protects the Company's interest and that further liability insurance coverage by the Company is not warranted.

Competition

         The rapid expansion of the Internet and the potential profitability associated with the Internet gambling business has attracted an increasing number of operators. Consequently, the Company presently encounters significant competition from existing providers of Internet gaming operations and expects to encounter increasing competition as additional Internet gaming service providers come on-line. The following table illustrates the growth in Internet gambling.

                    On-line Casinos Lotteries        Bingo        Sports-books
May 1998         90                        39          8                93
May 1999         250+                      64         20               139
April 2000       400+                      66         24               246
----------
Source:  Rolling Good Times Online, 1999 and 2000

         The Company estimates that there are over 100 on-line gaming operators on the World Wide Web providing Internet gambling, with approximately 45 of these being publicly traded companies. A listing of the various publicly traded companies can be found on the website www.streetdice.com.

         A key factor behind the growth in the number of gambling sites is the underlying structure of the industry. The nature of the industry is such that once the initial gaming site has been established, the marginal costs of modifying the look of the site and registering it under another URL are minimal. Thus, in theory, the more sites that a company has established, the larger the percentage of the Internet gambling market attainable. It is not uncommon for some operators to have multiple sites that are slight modifications from one another or multiple URLs that lead to the main site.

         Many of the Company's present and future competitors have, or may have, as the case may be, greater capital and other resources than the Company and may choose to adopt an international marketing plan similar to the Company's. There can be no assurance that the Company will be able to generate meaningful revenues or earnings from its Internet gaming operations or otherwise successfully compete in the future.

         Given the number of operators, the Internet gambling market initially appears to be highly competitive. However, many of the companies in this fledgling industry can be characterized as small entities with limited finances and are without sophisticated marketing strategies. Also, many of these entities operate with a single technology, focus on primarily on the United States market and typically have limited contacts and exposure in the international arena. Management believes that many of these companies will ultimately fail which will result in only a reasonable number of dominant operators remaining.

Marketing Strategy

         The rapid development of the Internet has created opportunities to develop new, efficient and secure ways to deliver information and entertainment to customers. The Company primary focus is to expand its market share of the Internet gambling market and become a leader in the Internet gaming industry. The key strategic objectives for the Company are:

         1. Develop its role as a leading provider of Internet gaming services;

         2.       Expand geographically to other markets; and

         3. Selectively pursue opportunities that allow it to leverage its marketing and Internet competencies into other market segments

         E-Casinos International will employ a variety of tactics to achieve these objectives. These tactics include the following:

         *        Rapidly expanding its presence in Internet gaming markets:

         By increasing the number of gambling websites that it will operate and the number of its gaming product offerings at these sites, the Company can expand its reach into the Internet gaming market. The addition of different language sites targeted at the German, Italian, French, Spanish and Portuguese and Middle Eastern markets are already in planning and are expected to be launched in 2000. In addition, a portal site, www.ecasino.com, is available for access and the Company anticipates that it will provide a mechanism to collect and funnel traffic into the Company's gaming network.

         The Company presently uses three primary forms of marketing to attract prospective players to its on-line casino; on-line banner ads, print marketing and direct CD distribution through third parties. The Company has used print based periodicals, such as the Hong Kong Daily News and Gaming and Leisure International to promote its websites. The Company believes, however, that direct CD distribution and targeted Internet banner ads are more effective. To that end, the Company has placed banner ads on such websites as Hong Kong.com and Taiwan.com, as well as Internet search engines such as Hotbot.com and Asiaco.com. The Company is currently developing its third party strategic relationships for further direct CD distribution to prospective end users.

         The Company has obtained a registered trademark for "E-CASINOS." Management believes that the trademark will help protect the Company from conflicting use of the mark or similar marks by prospective competitors seeking to gain benefit from this highly recognizable association with on-line gaming.

         * Aggressively pursue partnership opportunities with other gaming suppliers and local partners who have specific geographical expertise to expand the E-Casinos name internationally:

         Recognizing that local presence is essential for the marketing and promotion of Internet gaming in local markets, the Company intends to form licensing or joint venture partnerships with native investors in countries wherever possible. Although gambling is an international activity, each region has its own preferences as to how gaming is promoted and marketed. The Company will rely on its local partners for the financial and marketing resources to promote the gaming websites in their respective regions. The Company is currently in discussions with potential interested partners in Western Europe.
                                      -13-

         * Provide high quality, innovative and superior products and services:

         Working with its existing suppliers as well as entering into strategic relationships with alternative suppliers, The Company will focus on delivering the best Internet gaming services. Rapid adoption of the latest product and service offerings by its suppliers is a priority for the Company. The Company's current technology partner (SSII) is planning to launch in the near future new product offerings such as horse race betting, international lottery tickets and an interactive bingo game. The Company will, in turn, market these product offerings to its customer base. To insure against the risk of being overly dependent upon a single technology, the Company is evaluating alternative providers of gaming technology.

         * Use its expanding customer base to generate ancillary revenue streams:

         Upon registering at the Company's gaming websites, customers become part of the Company database and are then eligible for cross-promotional activities such as merchandise offers or casino "comp" type programs.

         *        Offer user-friendly Internet gaming:

         As Internet gaming is a relatively new form of entertainment, it is important that the Company provides a complete gaming experience for the gamblers, many of whom may be new to the Internet. To address these issues, the Company intends to offer:

         (a) State-of-the-art, easy to play Internet games. The Company's relationship with key software developers to provide their Internet gaming expertise and casino game development skills means the Company can provide the best possible gaming environment. Easy to use graphical interfaces, state of the art graphics, accessible help programs and familiar game mechanics will allow gamblers to understand and play the games.


         (b) Credible Internet Gaming. A key factor for the success of the Company will be the provision of secure, legitimate and credible casino gambling. Through participation of the various partners, independent auditors and its corporate commitment to ethical business practices, the objective of the Company is to provide a fair and secure gambling environment for its patrons. The Company has committed to participate in the regulatory review processes being established by the industry to ensure the fairness, quality and legitimacy of the gaming provided.

Proposed Acquisition of Cyberdome

         Part of the Company's long-term strategy is to expand its on- line business to include more conventional gaming (non-gambling) and other Internet related activities. Accordingly, the Company entered into a letter of intent in November 1999 to acquire Cyberdome Entertainment Inc. ("Cyberdome"), a privately held company located in Ottawa, Ontario, Canada. The Company desires to acquire Cyberdome subject to the completion of satisfactory due diligence by the Company and approval by the Boards of Directors of both parties. The Company's due diligence includes, but is not limited to, the satisfactory review of Cyberdome's audited financial statements when they become available. If the acquisition proceeds, the Company intends to issue a certain amount of convertible securities in exchange for the assets, liabilities, and intellectual property rights of Cyberdome. Final terms of the potential acquisition are subject to financial and business considerations at the completion of the due diligence period.

         Cyberdome is a technology entertainment ("technotainment") company that operates a 25,000 square foot Virtual Reality Theme Park located in the St.
Laurent  Shopping  Center,   Ottawa,   Ontario,   Canada.  This  facility  would
potentially provide a base for a network of affiliated Location Based Entertainment Centers ("LBE's") providing the infrastructure for members to play multi- player games, either onsite or on-line using the Internet. A typical LBE would include a full-service restaurant that potentially could obtain up half of its revenues from food and drink with the balance from amusements.

         The Company believes that the acquisition of Cyberdome could be finalized during the second or third quarter of 2000. The Company will not proceed with the acquisition unless it satisfactorily completes its due diligence investigation, including review of Cyberdome's audited financial statements. There can be no assurance that the Company will successfully complete the acquisition.

Year 2000 Risks

         The Year 2000 issue results from a computer industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through April 30, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue nor has it been made aware of or experienced date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, it continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.

Employees

         As of the date hereof, the Company has four full-time employees functioning in senior management and marketing positions. Because the Company licenses and subcontracts primary services, it primarily use consultants and advisors to provide other, mostly "part-time" services, required for its operations. The Company has entered into a consulting agreement with its former Chief Operating Officer to supply guidance and advisory services to management in matters related to the on-line gaming industry. Management intends to hire additional qualified employees only as business conditions warrant and as funds are available.

         The Company has entered into certain licensing agreements with third parties as an initial means of developing its service offerings and, accordingly, relies upon the work performed by its licensing partners. As the Company's virtual casinos become more fully developed, it is anticipated that the Company will hire additional qualified personnel consistent with workload requirements and as business conditions warrant.

Trademarks

         The Company has received notice from The United States Patent and Trademark Office of its approval of "E-CASINOS" as a registered trademark. The certificate of registration (Service Mark Reg. No. 2,018,862) was issued on October 28, 1997 by the U.S. Patent and Trademark Office. The registration covers entertainment services, namely providing on-line casino style gaming services accessed via a computer network. The Company intends to defend vigorously its trademark in the on-line gaming industry.

Research and Development

         The Company has relied upon the developers of the technology, which it has acquired or licensed to carry out the research and development related to the particular technologies. Thus, during the most recent three fiscal years,, the Company did not expend any material funds directly on research and development related to the Company's entry into the Internet gaming business.

         The Company relies upon its Vice President of Technology and other consultants hired from time to time to monitor and review its licensed technology, as well as keeping the Company appraised of new industry developments in the Internet and on-line gaming business. The Company expects to continue to license or otherwise acquire technology in the future, but may expend funds to further any acquired technology to suit its individual needs. However, management anticipates that in the future it may expend funds for ongoing research and development of new products and to enhance existing ones. As of the date hereof, management has made no estimates as to the extent of any future research and development expenditures.

Risk Factors Relating to the Company's Business

         Because of the nature of the Company's business, it encounters certain risk factors. Each of these factors could adversely affect the business, operating results and financial condition of the Company.

         Possible Difficulties from Operations in Foreign Countries

         Most of the Company's business is being conducted in foreign countries which may encounter unfavorable economic or political situations. Also, some of these countries do not have highly developed telecommunications infrastructure which can result in overloaded lines, slow speed of electronic traffic, and a potential for break-downs. Thus, because of the nature of the its business, potential telecommunication problems could have an adverse effect on the Company.

         Maintenance of Rapid Technology Change

         The Company's business involves operations on the Internet, a fast growing and rapidly changing industry. Internet technology, commercial applications and on-line users are constantly evolving. If the Company is unable to respond to rapid changes involving the Internet and its technology, the Company's business could be adversely affected.

         Risk of Potential Technology Failures

         The Company's Internet business is dependent on the efficient and uninterrupted operation of its computer and communication hardware and software systems. System interruptions that cause the Company's websites to be unavailable or that reduce the ability to process transactions could materially and negatively affect the Company's business, operating results and financial conditions. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. Although the Company has experienced occasional short-term interruptions, it has not developed a formal disaster recovery plan in the event of a prolonged interruption.

         Susceptibility to On-line Security Breaches

         On-line security breaches could negatively impact the Company's on-line business. To protect confidential information, the Company relies on encryption technology, which transforms information into code designed to be unreadable by third parties. The Company also employs authentication technology that uses passwords and other information to prevent unauthorized persons from accessing a customer's information. If a person circumvents existing security measures, that person could misappropriate confidential information about the Company, its customers, or cause interruption in operations. Security breaches that result in access to confidential information also could damage the Company's reputation and expose the Company to a risk of loss and liability. Additionally, the Company may be required to make significant expenditures and expend considerable effort and time to protect against security breaches.

         Risk of Improper Use by Customers or Non Payment

         As with most on-line providers, there exists a risk of use by unauthorized persons or by persons that do not pay for the services or goods offered. Because the Company offers gaming services on its websites, there are special considerations. These include the use by unauthorized persons, particularly by a minor or by a person in a jurisdiction where such use is prohibited. Improper use or fraudulent activities could cause monetary loss to the Company and create potential legal liabilities. The Company relies on its on- line gaming provider, SSII, to employ a registration process that establishes and confirms the identity of the prospective player. This process is designed to screen out minors and other undesired applicants prior to authorizing gaming activities. There also is a risk of not being able to collect funds from a player on the Company's website. The Company requires a potential player on its website to first place funds "on-account" with the Company prior to the initiation of any gaming activities for real money. As a player loses, those funds are debited from their funds account and transferred to the Company's account. On occasion and for various reasons, a player may claim that their gaming activities were not authorized and may request a chargeback on their debited funds. Because the Company places monetary limits on its customers, it may find it expedient to authorize such a chargeback and not contest the claim in order to prolong a dispute. In such an event, the account holder would then likely be voided from future play.

         Risk of Possible Legislation Adverse to On-Line Gaming

         Gaming activities are stringently regulated in the United States and most other developed countries. Because of the Company's gaming activities offered over the Internet, it is subject to applicable laws in the jurisdictions in which it operates. Some jurisdictions have introduced regulations to attempt to restrict or prohibit Internet gaming, and other jurisdictions have adopted, or are in the process of reviewing legislation to regulate Internet gaming. Currently, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of Internet gaming. There is the possibility that some or all jurisdictions may take action to more severely regulate, or even prohibit, Internet gaming operations in their jurisdictions. The uncertainty about present and future regulation of Internet gaming and potential new legislation could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

         Competition Could Negatively Effect Our Gaming Services

         The Internet gaming industry is highly competitive and rapidly changing. The Company faces such competition on a regional and international basis in those jurisdictions in which it operates. Additional competitors may also enter the market and competition may intensify. Some of these competitors have substantially greater financial resources than the Company. These entities generally may be able to accept more risk than the Company prudently can manage, including risks with respect to the creditworthiness of customers and evolving technology.

         Short Operating History - No Assurance of Profitability

         The Company has a short operating history and is deemed to be a development stage company in the early phases of operation. Its likelihood of success must be considered in light of the many unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures. Also, there is no assurance that the Company's business ventures will be successful or that it will be able to attract and retain sufficient customers and clients to attain its goals. The Company anticipates that its operating expenses will increase substantially as its business expands and there will be a greater need to generate significantly more revenues to achieve profitability. There is also the possibility that the Company will have to secure future funding, either debt or equity, in order to finance its activities. There can be no assurance that any such funding will be available to the Company or, that if it is, it will be available on terms favorable to the Company.

         Concentration of Share Ownership

         The Company's directors, executive officers and other principal shareholders own approximately 34.5% of the Company's outstanding common stock as of December 31, 1999. As a result, these persons possess significant influence over the Company on matters including the election of directors. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover, or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

         Possible Difficulties in Future Funding

         In the past, the Company has financed much of its operations from borrowing and from the sale of its securities. It is unlikely that these funding sources will be sufficient to satisfy the Company's future, increasing financing demands. Accordingly, the Company may have to seek additional funding from other outside sources. There can be no assurance that outside funding will be available to the Company at the time and in the amount to satisfy the Company's needs, or, that if such funds are available, they will be available on terms favorable to the Company. If the Company issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of Company shares. In the event the Company issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than that currently possessed by holders of the Company's common stock.

         Possibility That the Company May Not Be Able to Continue as a Going Concern

         The Company has incurred operating losses since its inception and has not established a source of revenues sufficient to cover its operating costs. For the years ended December 31, 1999 and 1998, the Company had net operating losses of $1,133,481 and $681,671, respectively. The Company's management and independent auditors have included a footnote in the Company's consolidated financial statements for the periods ended December 31, 1999 and 1998 stating that because of the Company's continued losses and need for additional funding, there is substantial doubt as to whether the Company can continue as a going concern. See Note 5 to the consolidated financial statements.

         Possibility of Limited Public Market for the Common Stock

         Presently, the Company's common stock is traded in the over-the-counter market and included on the OTC Bulletin Board. However, unless this registration statement becomes effective in a timely manner, there is a risk that the Company's common stock could be removed from the OTC Bulletin Board. In this event, the company will have to apply for and be accepted to the "pink sheet" in order to have its securities quoted and traded by broker- dealers. This could severely limit the liquidity of the trading market in the Company's shares and have an adverse effect on the price of the shares. Accordingly, there can be no assurance that an active trading market in the Company's shares will be sustained.

Item 2.           Properties

         The Company does not presently own any real property. From February 1996 through June 1999, the Company conducted its primary corporate activities from rented facilities in Northern Virginia. The Company conducted its technical, marketing and promotional activities from leased facilities in North Vancouver, BC, Canada. In accordance with the trend for on-line gaming companies to operate its business outside United States jurisdictions and the proximity of its software technology licensor in Vancouver, the Company decided in June 1999 to consolidate all of its business activities in North Vancouver. The Company occupies approximately 2,750 square feet of leased office space located at 1055 West 14th Street, North Vancouver, BC. These facilities are leased from Pulverizer Systems, Inc., a subsidiary of Tessier.

         The Company has established Venture Tech Holdings (Canada) Inc., a British Columbia corporation, as a wholly owned subsidiary to provide management services to its gaming subsidiaries. The Company believes that it is more efficient to have the majority of its operations located next to its principal vendor, SSII, which is also located in Canada. The Company will maintain a corporate liaison office in Northern Virginia, primarily to serve investors in the United States and to provide information about the Company upon request.

         Two of the Company's directors, Kenneth Fitzpatrick and Craig Bampton, primarily use their own independent office space located in their homes in Santa Barbara, California and Winnepeg, Canada, respectively, to conduct the business of the Company. The Company reimburses Messrs. Fitzpatrick and Bampton for "out-of-pocket" expenses related to the Company's business. The Company believes that its current facilities, including the home offices, are adequate for its current needs and anticipates securing additional office space as business conditions warrant.

Item 3.           Legal Proceedings

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened. In 1998, the Company took a reserve of $100,000 on its books against any possible litigation arising out of the termination of its licensing agreement with Casino World Holdings (CWH). Based on a legal opinion, the Company reasonably believes that it would be successful in any litigation brought by CWH and that any claims that may be brought by CWH are without merit. The Company may elect to litigate against CWH in the future to recover its prior investment, but has no immediate plans to do so.

Item 4.           Submission of Matters to a Vote of Security Holders

         On October 25, 1999, pursuant to proper notice to shareholders, the Company held a special meeting of shareholders at its corporate offices in North Vancouver, BC, Canada. At the meeting, the following directors were elected by the indicated vote to serve as directors until the next annual meeting of shareholders or until their successors are elected and qualified:

                    Nominee                    For                    Withheld
                    -------                    ---                    --------
         G. Michael Cartmell                20,023,752                 52,050
         Kenneth F. Fitzpatrick             20,023,752                 52,050
         Crag J. Bampton                    20,023,752                 52,050

         In addition to the election of directors, shareholders also ratified the proposal to empower the Board of Directors to take all necessary corporate action to relocate the domicile of the Company from the State of Idaho to Nevada, and to prepare and file with the appropriate authorities, all requisite documents and reports. The proposal was approved by the shareholders by a vote of 19,717,220 for, 32,835 shares against, and 36,300 shares abstaining.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

         The Company's Common Stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "VTEH", and in the National Quotation Bureau, Inc. "pink sheets" under Venture Tech, Inc.

         The following table sets forth, for the periods indicated the range of quarterly high and low bid prices of the Company's common stock as obtained from the NASD for the past two years and through the date set forth for the current year. Price quotations issued by broker-dealers reflect inter-dealer prices, without retail market mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices set forth below do not necessarily represent what an investor might have bought or sold his shares for during the periods indicated. Rather, the prices are representative of the high and low bid reported for the periods.

                                                  High               Low
                                                  ----               ---
                  1998

                          First Quarter          $  .50           $  .22
                          Second Quarter         $ 1.42           $  .42
                          Third Quarter          $ 1.00           $  .50
                          Fourth Quarter         $  .78           $  .14
                  1999

                          First Quarter          $  .91           $  .34
                          Second Quarter         $  .98           $  .47
                          Third Quarter          $  .50           $  .23
                          Fourth Quarter         $  .30           $  .17
                  2000

                          First Quarter          $  .44           $  .16
                          Second Quarter(1)      $  .53           $  .21

                           --------------------
                  (1)      Through May 21, 2000


         The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state.

A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

         As of December 31, 1999, there were approximately 195 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

         As of December 31, 1999 the Company has issued and outstanding 37,014,165 shares of common stock. Of this total, 6,919,111 shares were deemed "restricted securities" as defined by the Act and certificates representing such shares bear an appropriate restrictive legend.

         Of the Company's total outstanding shares, approximately 29,995,054 shares may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder of the Company. None of these shares have been identified as being held by affiliates.

         In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Dividend Policy

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Form 10-SB.

Overview

         The Company is a development stage company and has incurred losses from its inception through December 31, 1999. Since 1995, the Company has been engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino-style gaming, entertainment, information and financial transaction services over the worldwide Internet. The Company further intends to leverage its anticipated client base of Internet gaming players to the more expansive world of electronic commerce ("e-commerce") for purchase of more basic commodities and services.

         In March of 1999, the Company entered into a nonexclusive software license agreement with Starnet Systems International Inc. ("SSII"), to provide the Company with a complete turn-key computer hardware, software and customer support package for the operation of one or more on-line casino websites. In July 1999, the Company established a corporation to operate said on-line casinos under the authorization of the Government of Antigua and Barbuda. EuroAsian E-Casinos International Ltd. ("E-Casinos International") was incorporated as a wholly owned subsidiary of the Company. Pursuant to this incorporation, the E-Casinos International was granted an Offshore Virtual Casino Wagering license in July of 1999 by the Free Trade & Processing Zone of Antigua.

         In conjunction with the SSII license agreement, the Company has established a website (www.asiacasino.com) to conduct initial gaming operations. The Asia Casino website and Sportsbook became operational in July of 1999 and began marketing and accepting wagers from various jurisdictions around the world (primarily targeted to Asia) with the exception of the United States and Canada. Revenues are derived primarily from the operation of E- Casinos International.

         In the past, the Company has not established a source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to seek additional financing through private placements of its securities, although there can be no assurance that the Company will be successful in any such funding. The Company anticipates that it will begin to realize cash flows from its operations during fiscal 2000 and that it expects to need from $1,000,000 to $2,000,000 of funds for operations and expansion in 2000. However, unless the Company is able generate revenues and/or raise sufficient capital to finance its operations in 2000, there is substantial doubt about its ability to continue as a going concern.

Results of Operations

         Information is presented for the Company's most recent two fiscal years ended December 31, 1999.

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended
December 31,1998

         The Company realized revenues of $29,710 from its on-line gaming operations during fiscal year ended December 31, 1999. The Company first began gaming operations for real money in the latter half of 1999. The Company did not have revenues for fiscal year ended December 31, 1998, as it elected to terminate its software licensing arrangement with CWH and seek other suitable licensing arrangements. A new arrangement with SSII was secured in 1999. Cost of sales for 1999 were $10,232 or 34.4% of revenues compared to $-0- for 1998, resulting in a gross margin of $ 19,478 for 1999. Cost of sales includes royalties (payable to SSII) incurred on gambling activities and bank discount fees incurred by the Company for the acceptance of credit cards. Cost of sales are expected to remain at this percentage level for the foreseeable future, but as casino volume increases, the percentage of royalty payment will likely decrease per a negotiated schedule with SSII.

         General and administrative expenses for 1999 increased 69% to $1,091,453 from $645,754 for the comparable period in 1998. This increase is primarily attributed to commencement of the Company's on-line casino in July 1999. Factors contributing to the increase include the addition of staff and consultants in support of casino operations, an increase in office expense in support of added personnel, inclusion of amortization expense for the Company's gaming and software licenses, legal and professional fees, and promotional expenses related to the acquisition of prospective players for the Company's website.

         Depreciation and amortization for 1999 increased $25,589 (71%) compared to the 1998 period. The increase was primarily due to the $25,000 in software license amortization recorded by the Company in 1999. The balance of the 1999 expense was $36,505 in depreciation of property and equipment that was consistent with the amount recorded for 1998. The Company also had interest expense of $434,105 in 1999 compared to $0 for the same 1998 periods. This interest expense resulted from payment of interest on monies advanced to the Company in the form of a convertible debenture, and the issuance of debentures and warrants at less than market value. The Company recorded $400,000 in interest expense to reflect the debt conversion/warrant component of the convertible debenture. The debenture is convertible into shares of the Company's common stock at $0.20 per share, which amounts to a $0.04 difference in the price of the stock at closing on the date of issue. The $400,000 reflects the difference in fair market value of the stock should the entire debenture be converted.

         The Company experienced a 66.3% increase in net loss from operations for its fiscal year ended December 31, 1999 over the comparable period in 1998. The increase in net loss is primarily attributable to an increase in general and administrative expenses of $445,700 and, to a lesser extent, an increase in depreciation and amortization of $25,590. Gross margin of $ 19,478 from the initiation of gaming operations in 1999 did not materially offset the increase general and administrative expenses. Also, in 1999 the Company recorded additional interest expense of $400,000 to reflect the discount of 20% on a debenture issued in 1999 with attached warrants. This was partially offset by the unrealized gain of $116,900 on marketable securities held by the Company at December 31,1999. In 1998, the Company recognized an expense of $1,400,000 for a loss associated with the write-off of capitalized license fees paid to Casino World Holdings in 1996 and 1997. No additional interest expense was recorded in 1998 as warrants issued were above or at market prices. Noting the above factors, the Company's net loss for 1999 decreased 30% to $1,450,698 from $2,081,671 in 1998.

Net Operating Losses

         The Company has accumulated approximately $5,000,000 of net operating loss carryforwards as of December 31,1999, that may be offset against future taxable income through 2019 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities and through other debt instruments, such as convertible debentures. The Company reasonably expects to continue to do so in the future. At December 31, 1999, the Company had working capital of $66,869 compared to working capital at December 31, 1998 of a negative $123,541. The increase is primarily attributed to the Company's minority interest in Ocean Power Corporation ("Ocean Power") accounted for at a fair market value of $275,000 at December 31, 1999. At December 31, 1999, the Company had $17,944 in cash compared to $53,324 at December 31, 1998.

         As of December 31, 1999, the Company had total assets of $552,849 and total stockholders' equity of $159,307 compared with total assets of $306,806 and total stockholders' equity of $129,941 at December 31, 1998. Assets and stockholders' equity increased in 1999 due to appreciation of the Company's investment in Ocean Power and its acquisition of the software license agreement with SSII.

         During 1999, the Company converted the Debenture received from the sale of Tessier, into 200,000 shares of PWRE common stock. At December 31, 1999, the shares were valued at $1.35 per share, or $275,000. During the first quarter of 2000, the Company sold 95,000 PWRE shares at an approximate average price of $6.50 per share and received net proceeds of $618,000. As of March 31, 2000, the Company had expended approximately $275,000 of the net proceeds for general operating expenses including, but not limited to, license fee payments, salaries, consultant fees, professional fees, marketing, rent and utilities. The Company anticipates that it may sell additional shares during 2000 and use the proceeds for general operating expenses.

         For the year ended December 31, 1999, cash used by operating activities increased to $1,081,871 compared to $682,062 for the year ended December 31, 1998. This 59% increase is primarily attributed to the recognition of the $1,400,000 loss on disposition of assets in 1998 and partially offset by the smaller net loss in 1999. The 1999 increase is also attributed to the increase in general and administrative expenses of $445,699 and prepaid expenses associated with the launch of the Company's casino operations in 1999.

         Also during 1999, the Company realized cash from financing activities of $1,089,064 compared to $721,456 in 1998. The 1999 results are due to proceeds received from notes payable resulting from the conversion of a convertible debenture. In September 1999, the Company authorized the convertible debenture for up to $1,000,0000 to repay funds advanced to the Company by Enterprise Capital, Inc., in conjunction with VanAus Investments Ltd. The debenture was to repay funds advanced to the Company during 1999 and supercedes a previous debenture issued in January 1999, and$379,458 in previously advanced funds. The debenture carried an interest rate of 10% and provides for a two year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at the conversion price of $.20 pe share. Each converted share includes the right to purchase an additional share of common stock at $.20 per share for a five year period commencing from the date of original conversion.

         In 1999, in connection with the Company's license agreement with SSII, E-Casinos International was granted virtual casino gaming license from the government of Antigua. SSII agreed to advance funds for the gaming license in return for installment payments totaling $120,000. As of March 31, 2000, the Company has paid $50,000, leaving a balance still owed of $70,000. The Company has also paid SSII $60,000 towards its software technology license, leaving a balance owed of $40,000. Further, as of December 31, 1999, the Company owed the Taxin Network $48,000 in outstanding fees for professional services. As of March 31, 2000, the outstanding balance was reduced to $8,000.

         The Company leases its facilities on a quarter to quarter basis and is not required to obligate itself to a minimum commitment for rental time.

         During fiscal year 2000, the Company anticipates meeting its cash and working capital needs primarily from the proceeds of the sale of its shares through private placements or similar convertible instruments and revenues generated from operations.

Effect of Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward- looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the possible success of the Company's websites, the effect of future legislation on the Internet gaming business, the ability of the Company to fund its current and future projects and its ability to meet its cash and working capital needs, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Item 7.           Financial Statements and Supplementary Data

                  The Company's Consolidated Balance Sheet as of December 31, 1999 and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 1999, and 1998 have all been examined to the extent indicated in their report by H J & Associates, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                                VENTURETECH, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
VentureTech, Inc.
(A Development Stage Company)
Vancouver, British Columbia


We have audited the accompanying consolidated balance sheet of VentureTech, Inc. (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and from inception on January 1, 1986 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of VentureTech, Inc. (a development stage company) as of December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and from inception on January 1, 1986 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date and a substantial accumulated deficit, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jones, Jensen & Company
--------------------------
Jones, Jensen & Company
Salt Lake City, Utah
April 4, 2000

                                VENTURETECH, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                       December 31,
                                                          1999
                                                        --------

CURRENT ASSETS

   Cash                                                 $ 17,944
   Marketable securities (Note 8)                        275,000
   Accounts receivable - net (Note 2)                     15,584
   Note receivable (Note 2)                               27,470
   Prepaid expenses (Note 9)                              74,413
   License fees - current (Note 9)                        50,000
                                                        --------

     Total Current Assets                                460,411
                                                        --------

PROPERTY AND EQUIPMENT (Note 2)                           67,438
                                                        --------

OTHER ASSETS

   License fees (Note 9)                                  25,000
                                                        --------

     Total Other Assets                                   25,000
                                                        --------

     TOTAL ASSETS                                       $552,849
                                                        ========

                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f

                                VENTURETECH, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                    December 31,
                                                                       1999
                                                                    -----------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                            $   213,542
   Reserve for legal fees (Note 9)                                      100,000
   License fee payable (Note 9)                                          80,000
                                                                    -----------

     Total Current Liabilities                                          393,542
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of $0.001
    par value, 37,014,165 shares issued and outstanding                  37,015
   Additional paid-in capital                                         7,207,676
   Deficit accumulated during the development stage                  (7,085,384)
                                                                    -----------

     Total Stockholders' Equity                                         159,307
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   552,849
                                                                    ===========






                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f
                                       -31-

                                VENTURETECH, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                               From
                                                                             Inception on
                                                   For the Years Ended        January 1,
                                                      December 31,          1986 Through
                                             ---------------------------    December 31,
                                                  1999            1998         1999
                                             ------------    -----------    -----------
REVENUE

  Sales                                       $    29,710    $      --      $   585,356
  Cost of sales                                    10,232           --           10,232
                                              -----------    -----------    -----------

     Gross Margin                                  19,478           --          575,124
                                              -----------    -----------    -----------

EXPENSES

  Research and development                           --             --           50,215
  General and administrative                    1,091,453        645,754      5,260,227
  Depreciation and amortization                    61,506         35,917        452,250
                                              -----------    -----------    -----------

     Total Expenses                             1,152,959        681,671      5,762,692
                                              -----------    -----------    -----------

     LOSS FROM OPERATIONS                      (1,133,481)      (681,671)    (5,187,568)
                                              -----------    -----------    -----------

OTHER INCOME (EXPENSE)

   Unrealized gain on marketable securities       116,888           --          116,888
   Net loss on disposal of asset                     --       (1,400,000)    (1,400,000)
   Interest expense                              (434,105)          --         (477,489)
                                              -----------    -----------    -----------

     Total Other Income (Expense)                (317,217)    (1,400,000)    (1,760,601)
                                              -----------    -----------    -----------

LOSS BEFORE LOSS FROM
 DISCONTINUED OPERATIONS
 AND PROVISION FOR INCOME TAX                  (1,450,698)    (2,081,671)    (6,948,169)
                                              -----------    -----------    -----------

LOSS FROM DISCONTINUED
 OPERATIONS                                          --             --         (137,215)

PROVISION FOR INCOME TAX                             --             --             --
                                              -----------    -----------    -----------

NET LOSS                                      $(1,450,698)   $(2,081,671)   $(7,085,384)
                                              ===========    ===========    ===========

BASIC LOSS PER SHARE                          $     (0.04)   $     (0.07)
                                                    =====          =====

WEIGHTED AVERAGE  NUMBER OF
 SHARES OUTSTANDING                            35,895,870     29,230,096
                                               ==========     ==========


                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f
                                      -32-

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                                         Deficit
                                                                                                                      Accumulated
                                                                                                     Additional         During the
                                                                          Common Stock                 Paid-in         Development
                                                                   Shares             Amount           Capital            Stage
                                                                   -------           -------           -------            -------

Balance, January 1, 1986 (inception)                               278,692           $   279           $  (279)          $   --

Assessment of existing
 shareholders to increase
 paid-in capital                                                      --                --               8,722               --

Net loss for the year ended
 December 31, 1987                                                    --                --                --               (8,722)
                                                                   -------           -------           -------            -------

Balance, December 31, 1987                                         278,692               279             8,443             (8,722)

Stock issued to an  individual  who became
 an officer and  director for services
 performed  to  acquire  rights to
 Harvard  Medical  Project  on July 13, 1988
 recorded at predecessor cost of $0.00 per
 share                                                           1,188,889             1,189            (1,189)              --

Stock issued to Spartan
 Medical Corporation to
 acquire rights to the Harvard
 Medical Project on
 November 1, 1988 recorded at
 predecessor cost of $0.00 per
 share                                                             200,000               200              (200)              --

Net loss for the year ended
 December 31, 1988                                                    --                --                --               (5,644)
                                                                   -------           -------           -------            -------

Balance, December 31, 1988                                       1,667,581        $   1,668            $ 7,054           $ 14,366)
                                                                   -------           -------           -------            -------

                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                    Deficit
                                                                                                 Accumulated
                                                                                 Additional       During the
                                                        Common Stock              Paid-in        Development
                                                          Shares       Amount     Capital           Stage
                                                          -------      -------    -------          -------

Balance forward                                         1,667,581   $   1,668   $   7,054        $ (14,366)

Stock issued for services
 at an average price of
 $0.21 per share                                           61,667          62      12,638             --

Stock issued for cash in
 private placements at an
 average price of $2.48                                    98,005          98     242,502             --

Stock offering costs offset
 against paid-in capital                                     --          --       (93,687)            --

Net loss for the year ended
 December 31, 1989                                           --          --          --           (134,399)
                                                          -------      -------    -------          -------

Balance, December 31, 1989                              1,827,253       1,828     168,507         (148,765)

Stock issued for services
 valued at $0.06 per share                                 19,301          19       1,140             --

Stock issued to an individual
 for services valued at
 $12.00 per share                                           1,667           1      19,999             --

Stock issued to individuals
 for $3.92 per share                                       11,933          12      46,788             --

Net loss for the year ended
 December 31, 1990                                           --          --          --           (174,522)
                                                          -------      -------    -------          -------

Balance, December 31, 1990                              1,860,154   $   1,860   $ 236,434        $(323,287)



                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f


                                                         VENTURETECH, INC.
                                                   (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional     During the
                                                               Common Stock        Paid-in      Development
                                                           Shares       Amount     Capital         Stage
                                                          -------      -------    -------         -------

Balance forward                                          1,860,154   $   1,860   $ 236,434      $(323,287)

Stock issued to Ballater, Ltd. in
 exchange for services recorded
 at predecessor cost of $0.00 per share                    100,000         100        (100)          --

Net loss for the year ended
 December 31, 1991                                            --          --          --           (2,457)

Balance, December 31, 1991                               1,960,154       1,960     236,334       (325,744)

Debt converted into additional
 paid-in capital by Park Avenue, Inc.                         --          --        45,750           --

Debt converted into additional
 paid-in capital by  stockholder                              --          --        12,400           --

Net loss for the year ended
 December 31, 1992                                            --          --          --           (1,981)

Balance, December 31, 1992                               1,960,154       1,960     294,484       (327,725)

Common stock issued in settlement
 of debt at $0.012 per share                             1,500,000       1,500      16,252           --

Net loss for the year ended
 December 31, 1993                                            --          --          --          (15,200)

Balance, December 31, 1993                               3,460,154       3,460     310,736       (342,925)

Common stock issued for cash
 at $0.50 per share                                        340,000         340     169,660           --

Stock issuance costs                                          --          --       (67,500)          --

Net loss for the year ended
 December 31, 1994                                            --          --          --          (29,190)

Balance, December 31, 1994                               3,800,154   $   3,800   $ 412,896      $(372,115)



                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f
                                       -35-

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                            Deficit
                                                                                                         Accumulated
                                                                              Additional     Stock        During the
                                                      Common Stock             Paid-in    Subscription    Development
                                                 Shares          Amount        Capital     Receivable       Stage
                                              ---------        ---------    ---------        ---------      ---------
Balance forward                               3,800,154   $      3,800   $    412,896    $       --      $   (372,115)

Common stock issued to
 acquire Tessier Resources Ltd.               3,200,000          3,200        (80,856)           --              --

Debt converted into additional
 paid-in capital                                   --             --           10,417            --              --

Common stock issued in
 settlement of debt at $1.70
 per share                                      591,774            592      1,005,425            --              --

Net loss for the year ended
 December 31, 1995                                 --             --             --              --        (1,037,235)
                                              ---------        ---------    ---------        ---------      ---------
Balance, December 31, 1995                    7,591,928          7,592      1,347,882            --        (1,409,350)

Common stock issued in
 settlement of debt at $1.70
 per share                                    1,408,126          1,408      2,392,473            --              --

Common stock issued as a
 partial conversion of the
 convertible debenture at
 $0.03 per share                              2,300,000          2,300         66,700            --              --

Common stock issued for
 cash at $10.00 per share                     6,000,000          6,000     59,994,000     (60)000,000            --

Net loss for the year ended
 December 31, 1996                                 --             --             --              --        (1,590,888)
                                              ---------        ---------    ---------        ---------      ---------
Balance, December 31, 1996                   17,300,054   $     17,300   $ 63,801,055    $(60,000,000)   $ (3,000,238)
                                             ----------        ---------   ----------      -----------      ---------


                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f


                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)
                                                                                                            Deficit
                                                                                                          Accumulated
                                                                           Additional         Stock        During the
                                                      Common Stock           Paid-in       Subscription    Development
                                                 Shares          Amount      Capital         Receivable       Stage
                                              ---------        ---------    ---------        ---------      ---------

Balance, December 31, 1996                   17,300,054    $     17,300    $ 63,801,055    $(60,000,000)   $ (3,000,238)

Common stock issued as a
 conversion of the convertible
 debenture at $0.03 per share                 3,533,333           3,533         102,467            --              --

Common stock issued as a full
 exercise of the "A" warrants
 associated with the convertible
 debenture at $0.03 per share                 5,833,333           5,834         169,166            --              --

Common stock issued as a partial
 exercise of the "B" warrants
 associated with the convertible
 debenture at $0.03 per share                 1,133,334           1,133          32,867            --              --

Cancellation of stock
 subscription receivable                     (6,000,000)         (6,000)    (59,994,000)     60,000,000            --

Common stock issued in
 settlement of debt
 at $0.22 per share                           3,495,000           3,495         765,321            --              --

Net loss for the year ended
 December 31, 1997                                 --              --              --              --          (552,777)
                                           ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1997                   25,295,054    $     25,295    $  4,876,876    $       --      $ (3,553,015)
                                           ------------    ------------    ------------    ------------    ------------


                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                Additional         Stock             During the
                                                      Common Stock                Paid-in       Subscription         Development
                                                 Shares          Amount           Capital         Receivable            Stage
                                              ---------        ---------         ---------        ---------           ---------

Balance, December 31, 1997                  25,295,054   $        25,295   $      4,876,876   $        --        $   (3,553,015)

Common stock issued as a complete
 exercise of the "B"
 warrants  associated with
 the convertible debenture at $0.03
 per share                                   4,700,000             4,700            136,300             --                 --

Common stock issued as a
 partial exercise of warrants
 for cash at $0.25 per share                    35,000                35              8,715             --                 --

Common stock issued in
 settlement of debt at $0.45
 per share                                   1,583,791             1,585            711,121             --                 --

Net loss for the year ended
 December 31, 1998                              --                 --                  --               --            (2,081,671)
                                              ---------        ---------         ---------        ---------           ---------

Balance, December 31, 1998                  31,613,845            31,615          5,733,012             --             (5,634,686)

Issuance of debenture,
 convertible at less than
 market value (Note 12)                         --                 --                 400,000           --                 --

Common stock issued for
 conversion of debenture at
 $0.20 per share                             5,000,000             5,000            995,000             --                 --

Common stock issued for
 exercise of warrants at
 $0.20 per share                               400,320               400             79,664             --                 --

Net loss for the year ended
 December 31, 1999                              --                 --                  --               --             (1,450,698)
                                              ---------        ---------         ---------        ---------           ---------

Balance, December 31, 1999                  37,014,165   $        37,015   $      7,207,676   $         --         $   (7,085,384)
                                            ==========         =========          =========       =========            ==========



                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f

                                VENTURETECH, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                            From
                                                                                         Inception on
                                                                                          January 1,
                                                              For the Years Ended       1986 Through
                                                                  December 31,          December 31,
                                                              1999          1998           1999
                                                          -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                             $(1,450,698)   $(2,081,671)   $(7,085,384)
   Adjustments to reconcile
    net (loss) to net cash
    used by operating activities:
     Common stock issued for services                            --             --           34,259
     Debentures and warrants issued at
       less that market value                                 400,000           --          400,000
     Depreciation and amortization                             61,506         35,917        452,250
     Loss on sale of investments                                 --             --           20,390
     Net loss on disposition of asset                            --        1,400,000      1,400,000
     Unrealized gain in marketable securities                (116,888)          --         (116,888)
   Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivables and other assets                           (117,467)          --         (123,492)
     Increase (decrease) in accounts
      payable and other current liabilities                   141,676        (36,308)       113,316
                                                          -----------    -----------    -----------

       Net Cash Used by Operating Activities               (1,081,871)      (682,062)    (4,905,549)
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of investments                                       --             --         (378,313)
   Sale of investments                                           --             --            7,110
   Purchase of fixed assets                                    (8,573)          --         (257,724)
   Disposal of fixed assets                                      --             --            3,223
   Purchase of license fees                                   (25,000)          --       (1,575,000)
                                                          -----------    -----------    -----------

       Net Cash Used by Investing Activities                  (33,573)          --       (2,200,704)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of convertible debenture                             --          175,000
   Conversion of debt to equity                                  --             --           75,902
   Proceeds from notes payable                              1,080,064        712,706      6,348,610
   Common stock issued for cash                                  --            8,750        515,963
   Shareholder assessment                                        --             --            8,722
                                                          -----------    -----------    -----------

       Net Cash Provided by Financing Activities          $ 1,080,064    $   721,456    $ 7,124,197
                                                          -----------    -----------    -----------


                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f

                                VENTURETECH, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows (Continued)

                                                                                                 From
                                                                                             Inception on
                                                                                              January 1,
                                                              For the Years Ended            1986 Through
                                                                  December 31,               December 31,
                                                                    1999          1998           1999
                                                                -----------    -----------    -----------
NET INCREASE (DECREASE)
 IN CASH                                                        $   (35,380)   $    39,394   $    17,944

CASH AT BEGINNING OF PERIOD                                          53,324         13,930          --
                                                                -----------    -----------    -----------

CASH AT END OF PERIOD                                           $    17,944    $    53,324   $    17,944
                                                                ===========    ===========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                                      $     6,667    $      --     $     6,667
  Income taxes                                                  $      --      $      --     $      --

NON CASH FINANCING ACTIVITIES:

  Conversion of debt into additional
    paid-in capital                                             $      --      $      --     $    75,902
  Common stock issued in settlement
    of debt                                                     $ 1,080,064    $   712,705   $ 5,979,235
  Conversion of debenture and warrants
    to common stock                                             $      --      $   141,000   $   525,526
  Debenture and warrants issued at less
    than market value                                           $   400,000    $      --     $   400,000




                 The accompanying notes are an integral part of
                    these consolidated inancial statements.

f

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

              The consolidated financial statements presented are those of VentureTech, Inc. and its wholly-owned subsidiaries.

              VentureTech, Inc. (VTI) was incorporated on July 19, 1948 under the laws of the State of Idaho. VTI has had limited activity since the mid 1950's and is considered a development stage company because no significant revenues have been realized and planned principal operations have not yet commenced. The Company is engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino style gaming, entertainment, information and financial transaction services over the world-wide Internet. The Company intends to establish a series of multi- themed virtual casinos over the Internet from authorized locations around the world.

              The Subsidiaries:

              Cybernet Currency Clearing, Inc. (CCCI) was incorporated on August 23, 1995 under the laws of the State of Nevada as a foreign corporation to provide encoding protection for secure Internet transactions. CCCI is considered a development stage company because no revenues have been realized and planned principal operations have not yet begun.

              Euro Asian E-Casinos, Inc (E-Casinos) was incorporated on April 18, 1996 in accordance with the Associates Law of the Republic of the Marshall Islands as a foreign corporation to own and operate full service gaming casinos on the internationally accessible Internet. E- Casinos is considered a development stage company because no revenues have been realized and planned principal operations have not yet begun.

              Euro Asian E-Casinos International, Ltd. (E-Casinos Ltd.) was incorporated in St. John's Antigua, West Indies to own and operate full service gaming casinos on the internationally accessible Internet. E-Casinos Ltd. owns the gaming license issued by the government of Antigua.

              VentureTech Holdings Canada, Ltd. (VHC) was incorporated in July 1999 under the laws of the Province of British Columbia, Canada.

              CCCI, E-Casinos, E-Casinos Ltd. and VHC are all wholly-owned by the Company.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a. Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              b. Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented because of the antidilutive nature of the stock equivalents.

                                                                           For the Year Ended
                                                                            December 31, 1999
                                                                            ----------------------------------
                                                              Loss               Shares               Per Share
                                                           (Numerator)        (Denominator)            Amount
                                                           -----------        -------------            ------

              Net loss                             $       (1,450,698)          35,895,870     $           (0.04)
                                                            ==========          ==========            ==========


                                                                                               For the Year Ended
                                                                                               December 31, 1998
                                                        Loss                 Shares               Per Share
                                                        (Numerator)          (Denominator)          Amount

              Net loss                             $       (2,081,671)          29,230,096     $           (0.07)
                                                            ==========          ==========            ==========

              c. Provision for Taxes

              At  December  31,  1999,   the  Company  has  net  operating  loss
              carryforwards of approximately $5,000,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

              d. Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              e. Principles of Consolidation

              The December 31, 1999 financial statements are consolidated with CCCI, E-Casinos, E- Casinos, Ltd. and VHC. All significant intercompany accounts and transactions have been eliminated.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Property and Equipment

              Office equipment and leasehold improvements are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation of office equipment and leasehold improvements is computed using the straight-line method over the estimated useful lives of the asset of 5 and 10 years, respectively. Depreciation expense for continuing operations for the years ended December 31, 1999 and 1998 was $36,305 and $35,917, respectively.

              Property and equipment consists of the following:

                                                                December 31,
                                                                   1999
                                                                 --------

                   Office equipment                     $         169,912
                   Leasehold improvements                          36,491
                   Accumulated depreciation                      (138,965)
                                                                 --------

                   Net Property and Equipment           $          67,438
                                                                 ========

              g. Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              h.  Change in Accounting Principle

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.  Revenue Recognition Policy

              The Company recognizes as revenue the net winnings from gaming activities, which is the difference between gaming wins and losses. The earnings process is complete upon receipt of the net winnings, and no further obligations exist to the customer.

              Cost of sales includes royalties, payable to Softec, incurred on Casino activity and bank discount fees incurred by the Company for the acceptance of credit cards.

              j.  Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

              k.  Accounts Receivable

              Accounts receivable are shown net of an allowance for doubtful accounts of $2,462 at December 31, 1999.

              l.  Long-lived Assets

              All long-lived assets are evaluated yearly for impairment per SFAS
              121. Any impairment in value is recognized as an expense in the period when the impairment occurs.

              m.  Note Receivable

              The Company has a note receivable from an unrelated  company.  The note is unsecured, due upon demand and bears interest at 10% per annum. The note includes accrued interest of $266.

NOTE 3 -      RELATED PARTY TRANSACTIONS

              During the year ended December 31, 1999, a related party made advances to the Company totaling $1,048,416. Through December 31, 1999, interest in the amount of $31,648 was accrued on the amounts advanced. The amounts advanced with accrued interest were converted to 4,282,025 shares of common stock, at $0.20 per share, on September 30, 1999 and 1,118,295 shares of common stock at $0.20 per share on December 31, 1999. These two conversions were for a $1,000,000 convertible debenture and $80,064 of warrants attached to the debenture.

              In 1998, a related party converted $712,706 of debt into 1,583,791 shares of common stock at $0.45 per share (Note 12).

              In 1998, a related party converted $141,000 of the "B" warrants into 4,700,000 shares of common stock.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 3 -      RELATED PARTY TRANSACTIONS (Continued)

              In 1997, a related party converted $106,000 of a convertible debenture, and exercised $175,000 of "A" warrants and $34,000 of "B" warrants into 10,500,000 shares of common stock (Note 4).

              On December 31, 1997, the Company issued 3,495,000 shares of its common stock in consideration for cash received from a related party. At the date of issuance, $909,816 was owed and $768,816 was converted to common stock. At December 31, 1997, an additional note payable of $141,000 was still owed by the Company. This note was non-interest bearing and was due upon demand.

              On December 31, 1996, the Company issued 159,818 shares of its common stock in consideration of money owed to a related party. At the date of issuance $271,691 was owed and converted to common stock. At December 31, 1996, an additional note payable of $387,125 was still owed by the Company. This note payable was non-interest bearing and was due upon demand.

              On September 30, 1996, the Company issued 210,050 shares of its common stock in consideration of money owed to a related party. At the date of issuance, $357,085 was owed and converted into common stock.

              On July 26, 1996, the Company issued 80,000 shares of its common stock in consideration of money owed to a related party. At the date of issuance, $136,000 was owed and converted into common stock.

              On June 30, 1996, the Company issued 419,086 shares of its common stock in consideration of money owed to a related party. At the date of the issuance $712,445 was owed and converted to common stock.

              In April, 1996, the Company issued 2,300,000 shares of its common stock as a partial conversion of the convertible debenture. The shares were issued at $0.03 per share (Note 4).

              On March 31, 1996, the Company issued 539,172 shares of its common stock in consideration of money owed to a related party. At the date of issuance $916,660 was owed and converted to common stock (Note 12).

              On December 31, 1995, the Company issued 210,888 shares of its common stock in consideration of money owed to a related party. At the date of issuance $358,510 was owed and converted to common stock (Note 12).

              On October 31, 1995, the Company issued 380,886 shares of its common stock in consideration of money owed to a related party. At the date of issuance $647,507 was owed and converted to common stock (Note 12).

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 3 -      RELATED PARTY TRANSACTIONS (Continued)

              The Company has granted 720,000 warrants to officers and directors of the Company. The warrants were issued at prices ranging from $0.25 to $5.75 which represented the fair market value of the stock at the time of grant, and for periods ranging from four to five years (Note 12).

              On May 14, 1994, officers and directors of the Company were issued stock options to purchase 120,000 shares of the Company's common stock at $2.50 per share. No compensation expense has been recorded as the option price exceeded the fair market value of the shares when the options were issued.

              On November 1, 1993, the Company issued 1,500,000 shares of its common stock in consideration of $17,752 owed to a related party.

NOTE 4 -      CONVERTIBLE DEBENTURE - RELATED PARTY

              In March of 1994, the Company issued a $175,000 fixed and floating convertible debenture. The debenture bore interest at 10% per annum. The debenture was convertible into common stock at a rate of $0.03 per share. The debenture carried "A" and "B" warrants to purchase additional shares of the Company's common stock. The terms of the warrants were also $0.03 per share. In April 1996, the Company issued 2,300,000 shares of common stock to convert $69,000 of the debenture. At December 31, 1996, the balance payable on the debenture was $106,000. In 1997, the Company issued 10,500,000 shares of common stock to convert the balance payable on the debenture of $106,000 as well the exercise of all of the "A" warrants for $175,000 and 1,133,334 of the "B" warrants for $34,000 that accompanied the debentures. In 1998, the Company issued 4,700,000 shares of common stock to exercise $141,000 of "B" warrants. No compensation expense was recorded on the issuance of the warrants because the exercise price exceeded the trading price at the time of issuance. At December 31, 1998, the balance payable on the debenture was $-0-.

              In January 1999, the Company approved convertible debentures, totaling no more than $1 million in the aggregate. The debentures were convertible into "restricted" common stock of the Company at $0.40 per share with one (1) four-year $0.40 warrant attached. This authorization was canceled in September 1999 in conjunction with the Company authorizing a separate convertible debenture for up to $1 million. This debenture is convertible at $0.20 per share into "restricted" common stock of the Company with one five-year $0.20 warrant attached. The Company recorded additional interest expense of $400,000 to reflect the discount of 20% on the debenture and the attached warrants. Unconverted balances accrue 10% interest per annum on a quarterly basis and all balances must be converted within two years of the receipt of the funds by the Company. On September 30, 1999, $856,405 of the $1 million authorized had been converted into shares of common stock.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 4 -      CONVERTIBLE DEBENTURE - RELATED PARTY (Continued)

              On December 31, 1999, the Company converted the balance of the debenture into common stock as well as $80,064 of the attached warrants. The total shares issued pursuant to this debenture and the attached warrants as of December 31, 1999 is 5,400,320.

NOTE 5 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 1999. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. This will be accomplished through the use of convertible debentures. Management believes the funds will more likely than not be successfully raised, but there can be no assurance of this. Additionally, the Company intends to use the marketable securities as additional cash flow. The Company expects that operations will increase in 2000, and will start to provide cash flows from operations and expansion. The Company expects that it will need $1,000,000 to $2,000,000 of additional funds for operations and expansion in 2000. In the first quarter of 2000, the Company sold 95,000 of 200,000 shares of its marketable securities for net proceeds of $618,600.

NOTE 6 -      STOCK TRANSACTIONS

              On December 31, 1999, the Company issued 1,118,295 shares of its common stock as full conversion of the convertible debenture, and a partial exercise of attached warrants is $0.20 per share (Notes 4 and 12.)

              On September 30, 1999, the Company issued 4,282,025 shares of its common stock as a conversion of a convertible debenture. The shares were issued at $0.20 per share (Notes 4 and 12).

              On December 31, 1998, the Company issued 310,189 shares of common stock in settlement of debt at $0.45 per share.

              On June 30, 1998, the Company issued 1,273,602 shares of common stock in settlement of debt at $0.45 per share (Note 3).

              In 1998, the Company issued 35,000 shares of common stock as an exercise of warrants at $0.25 per share.

              In 1998, the Company issued 4,700,000 shares of common stock as an exercise of "B" warrants at $0.03 per share (Note 4).

              On December 31, 1997, the Company issued 3,495,000 shares of its common stock in settlement of debt at $0.22 per share (Notes 3 and 12).

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 6 -      STOCK TRANSACTIONS (Continued)

              During 1997, the Company issued 10,500,000 shares of common stock as a conversion of a convertible debenture and exercise of warrants. The shares were issued at $0.03 per share (Note 4).

              On December 31, 1996, the Company issued 159,818 shares of its common stock in settlement of debt at $1.70 per share (Note 3).

              On September 30, 1996, the Company issued 210,050 shares of its common stock in settlement of debt at $1.70 per share (Note 3).

              On July 26, 1996, the Company issued 80,000 shares of its common stock in settlement of debt at $1.70 per share (Note 3).

              On June 30, 1996, the Company issued 419,086 shares of its common stock in settlement of debt at $1.70 per share (Note 3).

              On May 6, 1996, the Company issued 6,000,000 shares of its common stock to an escrow agent who was to hold the shares until the Company is paid $60,000,000. This $60,000,000 was recorded as a stock subscription receivable until it was canceled in 1997.

              During April 1996, the Company issued 2,300,000 shares of common stock as a partial conversion of a convertible debenture. The shares were issued at $0.03 per share and represented conversion of $69,000 of the initial $175,000 debenture.

              On March 31, 1996, the Company issued 539,172 shares of its common stock in settlement of debt at $1.70 per share (Note 3).

              On December 31, 1995, the Company issued 210,888 shares of its common stock in settlement of debt at $1.70 per share (Note 3).

              On October 31, 1995, the Company issued 380,886 shares of its common stock in settlement of debt at $1.70 per share (Note 3).

              During 1994, the Company issued 340,000 shares of its common stock for cash, at $0.50 per share. The Company incurred costs of $67,500 in connection with the stock offering which were offset to additional paid-in capital.

              In November 1993, the Company issued 1,500,000 shares of its common stock in settlement of debt at $0.012 per share (Note 3).

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 7 -      DISCONTINUED OPERATIONS

              On March 14, 1996 the Company sold its subsidiary, Tessier Resources, LTD. (Tessier) to a public shell corporation controlled by some of the Company's shareholders, Ocean Power (formerly PTC Group, Inc.). The consolidated financial statements have been restated to reflect this transaction as discontinued operations. Tessier had no revenues and no income tax benefit was attributed to the sale. (Note 8)

NOTE 8 -      MARKETABLE SECURITIES

              The  investment  represents  a minor  ownership  interest in Ocean
              Power of less than 1% at December 31, 1999 from the sale of Tessier Resources, Ltd., whereby Ocean Power gave the Company a convertible debenture with a face value of $3,000,000 in exchange for all of the issued and outstanding stock of Tessier Resources, Ltd. The debenture would have matured in four years if it were not converted. The debenture is convertible at any time before repayment into an aggregate of 2,000,000 shares of authorized but previously unissued shares of Ocean Power common stock at a conversion price of $1.50 per share. The investment was recorded at its predecessor cost of $158,112, because the sale of Tessier was to a related party. Accordingly, no gain on the sale was recorded. The investment is being carried at its fair market value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As the investment is considered "trading", unrealized gains and losses on the investment are recognized as components of income. At December 31, 1999, the Company has converted all of the debenture into 2,000,000 shares of Ocean Power common stock and has deposited those shares with a brokerage house. In August 1999, Ocean Power effected a 1-for-10 reverse stock split. At December 31,1999, the 200,000 shares of Ocean Power common stock held by the Company carried an aggregate fair market value of $275,000, or $1.375 per share. The investment is presented as a current asset.

NOTE 9 -      LICENSE FEES

              The fees are amounts paid for software licenses and the rights to use the software related to the Company's conduct of its Internet related gaming.

                                                          December 31,
                                                              1999
                                                            -------

              Softec Systems Caribbean, Inc.           $    100,000
              Accumulated amortization                      (25,000)
              Current portion                               (50,000)
                                                            -------

              Long-Term Portion                        $     25,000
                                                            =======

              The Company has also prepaid $58,333 in license fees which are included in prepaid expenses.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 9 -      LICENSE FEES (Continued)

              In August of 1998, Casino World Holdings, Ltd. (CWH) ceased to supply necessary services related to its license and operating agreements with the Company. The Company has subsequently questioned CWH's ability to provide an online interactive gaming system and support services as originally outlined in the aforementioned agreements. Consequently, the Company, in its best judgment, has elected to write-off the unamortized portion of its paid investment in the license agreement a well as the remaining unpaid balance of $700,000. The Company has subsequently entered into a similar licensing agreement with another third party to provide its required gaming software and transaction processing. As practicable, the Company may seek to reclaim a portion or all of its investment in CWH through appropriate legal action. Based upon consultation with its attorney, the Company has accrued $100,000 as the estimated cost of settling this liability.

              The Company, through its subsidiary, E-Casinos Ltd., has entered into an agreement with Softec Systems Caribbean, Inc. (Softec) which will provide software and operating services relating to Internet gaming. Under the terms of the agreement, E-Casinos Ltd. is required to pay a non-refundable one-time license fee of $100,000. Payment of this fee is to be made in accordance with the following schedule:

              o    $25,000 upon signing the agreement.

              o $5,000 thirty-days from the acceptance of the first wager using the licensed software, and

              o $10,000 per month, for seven consecutive months, with the first payment being made 60-days from the acceptance of the first wager using the licensed software.

              The license fee will be amortized over a 2-year period. The Company began amortizing the license fee in July 1999.
              Amortization of the license fee for the nine months ended September 30, 1999 was $12,500. At December 31, 1999, the Company currently owes $70,000 for the license fee under the terms of the agreement.

              Through its subsidiary, E-Casinos Ltd., the Company paid an annual non-refundable fee of $100,000 to the government of Antigua for a gaming license. As the gaming license was granted on July 22, 1999, it will be amortized over a one-year period beginning August 1, 1999 Softec. Amortization of the gaming license for the year ended December 31, 1999 was $41,667. Funds to pay for the gaming license were advanced to the Company by Softec (Note 10).

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 10 -      NOTES PAYABLE

               In conjunction with the startup of E-Casinos Ltd., the Company was required to pay a yearly non-refundable fee of $100,000 to the government of Antigua for a gaming license. The funds for the gaming license were advanced to the Company by Softec. Under the terms of the note, the Company is obligated to repay Softec in twelve monthly installments of $10,000. Through December 31, 1999, the Company had made payments totaling $40,000 on the note. As of December 31, 1999, the remaining balance outstanding on the note was $80,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

               Software Licensing Agreement

               In the first quarter of 1999, the Company entered into a software licensing agreement with Softec Systems Caribbean Inc., to provide online-gaming software and hardware services. The license agreement calls for a commitment by the company to spend a certain portion of the net revenues generated by its Internet casino for ongoing promotion and marketing. The license agreement also calls for sharing of net revenues based on a specific formula agreed to by the Company and licensor. The minimum monthly payment from the Company to the licensor related to such sharing of net revenues is $25,000 beginning 180-days from the date the first wager is accepted using the licensed software. The first wager was accepted in July 1999. Accordingly, in January 2000, the Company will begin accruing the minimum monthly payment of $25,000. As the license agreement may be terminated by the Company at the end of any one-year term or by the licensor at the end of any one-year term subsequent to the first year of the agreement, the License Agreement is amortized over a two-year period.

               Consultants

               The Company currently pays a shareholder $12,000 a month for advisory services provided by the shareholder to the Company.

NOTE 12 - DILUTIVE INSTRUMENTS

               In August 1999, the Company granted 360,000 warrants to an officer of the Company at $0.28 per share. No compensation expense was recorded at the time of issuance as the exercise price was equal to the trading price at the time of issuance. The warrants become exercisable over a two-year period with 45,000 warrants vesting at the end of each quarter over the two-year period provided the individual continues his employment with the Company.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 12 -      DILUTIVE INSTRUMENTS (Continued)

               In June 1999, the Company granted 595,000 warrants to certain individuals, consultants, Directors and Officers of the Company. These warrants were granted for services or beneficial contributions to the Company and/or for the expectation of future contributions to the success of the Company. The warrants were issued to 15 individuals. Of the 595,000 warrants, 545,000 are exercisable at $0.47 per share and 50,000 are exercisable at $0.61 per share. No compensation expense was recorded on the issuance of warrants because the exercise price was either equal to or exceeded the trading price at the time of issue. All warrants expire June 30, 2002.

               In January 1999, the Company granted 825,000 warrants to officers, shareholders and other certain individuals for service and consulting activities. The warrants were issued to 11 persons and are exercissble at $0.44 per share. No compensation expense was recorded on the issuance of warrants because the exercise price was either equal to or exceeded the trading price at the time of issue. The warrants expire January 27, 2002.

               In January 1999, the Company approved one or more convertible debentures, totaling no more than $1 million in the aggregate. The debentures were convertible into "restricted" common stock of the Company at $0.40 per share with one (1) four-year $0.40 warrant attached. This authorization was canceled in September 1999 in conjunction with the Company authorizing a separate convertible debenture for up to $1 million. This debenture is convertible at $0.20 per share into "restricted" common stock of the Company with one (1) five-year $0.20 warrant attached. The Company recorded additional interest expense of $400,000 to reflect the discount on the debenture and attached warrants. Unconverted balances accrue 10% interest per annum on a quarterly basis and all balances must be converted within two years of the receipt of the funds by the Company.

               At December 31, 1999, the Company converted the balance of the debenture into common stock as well as $80,064 of the attached warrants. Total shares issued pursuant to this debenture and attached warrants as of December 31, 1999 is 5,400,320.

               In April 1998, the Company approved a private placement for 1,111,111 shares of its common stock with accompanying 1,111,111 warrants at $0.45 per share and warrants. All of the 1,111,111 shares and 472,680 shares from the exercise of warrants have been issued.

               In 1998, the Company converted warrants for 35,000 shares of its common stock at $0.25 per share.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 12 -      DILUTIVE INSTRUMENTS (Continued)

               In  December  1997,  the  Company  granted  830,000  warrants  to officers and shareholders of which 710,000 are exercisable at $0.25 per share and 120,000 are exercisable at $0.50 per share. No compensation expense was recorded on the issuance of warrants because the exercise price exceeded the trading price at the time of issuance. Additionally, the Company has reserved 100,000 warrants for future issuance. All warrants expire December 29, 2001.

               In December 1997, the Company approved a private placement for 3,500,000 shares at $0.22 per share. All but 5,000 shares were issued pursuant to this private placement at December 31, 1997.

               In March 1996, the Company authorized 1,000,000 stock options for possible future allocation to an individual and his associates for their services in raising funds and completing projects for the Company. Issuance of these stock options are at the discretion of the Company's Board of Directors. The options are exercisable at $6.00 per share which represented the fair market value of the stock at the time of grant, with no time limit associated with the allocation. These stock options were canceled by the Company on July 23, 1999.

               In June 1995 the Company initiated a private placement for 1,000,000 shares of its common stock with accompanying 1,000,000 warrants at $1.70 per share and warrant. Of the 2,000,000 shares which have been issued pursuant to this private placement, 591,774 shares were issued in 1995, while 1,408,126 shares were issued in 1996.

               Over the period of May 1994 through November 1995, the Company granted 1,532,000 warrants to certain individuals, consultants, Directors and Officers of the Company. These warrants were granted for services or beneficial contributions provided to the Company and/or for the expectation of future contributions to the success of the Company. The warrants were issued to thirty individuals or organizations at exercise prices ranging from $2.50 to $5.75, which represented the fair market value of the stock at the time of grant, and for periods ranging from four to five years. The warrants will be issued to these individuals or organizations pursuant to a warrant agreement with the Company. The Company intends to register the shares underlying these warrants at a time deemed suitable by management. The warrants are conditional upon the Company achieving a listing with the NASDAQ stock exchange. Of the 1,532,000 warrants granted, 637,000 expired on May 31, 1999, 640,000 expired in October and November 1999, and 135,000 were canceled by mutual consent of the Company and one of its officers on September 30, 1999. The remaining 120,000 expires on May 18, 2000.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 12 -      DILUTIVE INSTRUMENTS (Continued)

               The following is a schedule of outstanding warrants as of December 31, 1999:


                                           Expiration          Exercise       Warrants           Warrants
                   Date of Issue             Date               Price          Issued           Outstanding
                   -------------            ----                -----          ------           -----------

               May 18, 1994           May 18, 2000          $    2.50           120,000            120,000
               December 29, 1997      December 29, 2001          0.25           710,000            675,000
               December 29, 1997      December 29, 2001          0.50           120,000            120,000
               September 1, 1999      September 1, 2004          0.20         5,000,000          4,599,680
               June 3, 1999           June 3, 2002               0.61            50,000             50,000
               June 30, 1999          June 30, 2002              0.47           545,000            545,000
               August 31, 1999              --                   0.28           360,000            360,000
                                                                                -------            -------

                                                                              6,905,000          6,469,680
                                                                              =========          =========

               FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 32 percent for all years; risk-free interest rates of 8.0 percent and expected lives of 4 years.

               Under the accounting provisions of SFAS No. 123, the Company's net income would have been unchanged during the year ended December 31, 1999.

NOTE 13 -      SUBSEQUENT EVENT

               In the first quarter of 2000, the Company sold 90,000 shares of its marketable securities for net proceeds of $618,600.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              There have been no changes in or disagreements with accountants.

                                    PART III

Item 9.       Directors and Executive Officers of the Registrant

              The current Executive Officers and Directors of the Company are as follows:

             Name                      Age                 Position
             ----                     ---                  --------
     Kenneth F. Fitzpatrick            58       President, and Director
     Craig J. Bampton                  45       Vice President and Director
                                                Chief Financial Officer

     G. Michael Cartmel                61       Vice President-Public
                                                Relations and Director

     William D. Baker                  50       Vice President and Chief
                                                Executive  Officer

     Victor W. Y. Jung                 37       Vice President-Technology
     Alyssa J. Bampton                 28       Secretary

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one year terms. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Idaho law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

         With the exception of Mr. Fitzpatrick, none of the officers and/or directors of the Company are currently officers or directors of any other publicly traded corporation. None of the directors, officers, affiliates or promoters of the Company have filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

         The business experience of each of the persons listed above during the past five years is as follows:

         Kenneth F. Fitzpatrick. Mr. Fitzpatrick joined the Company in August 1995 as the President, Chief Executive Officer and Director. Mr. Fitzpatrick has over 30 years of experience in the investment business. For the past nine years, Mr. Fitzpatrick has owned and operated the VanSan Group of San Francisco, an investment banking and corporate financing firm doing business in the United

States and Canada. For the past three years, Mr. Fitzpatrick has been a Vice President and provided executive level services to Turbodyne Technologies, Inc., a leading engineering company in the design and development of charging technology to enhance the performance of internal combustion engines. Turbodyne is a public company with annual sales of approximately $50 million in 1999. Mr. Fitzpatrick holds a B.S. degree in Business from Babson College in Wellsley, Massachusetts.

         Craig J. Bampton. Mr. Bampton became the Vice President and a director of the Company following the acquisition of Tessier Resources, Ltd. ("Tessier") in 1994. He became Chief Financial Officer on May 1, 2000, replacing William Baker. Mr. Bampton has been Vice President of Tessier and President of its wholly owned subsidiary, Pulverizer Systems, Inc., since 1991. In that capacity, Mr. Bampton supervised development of technology that resulted in patents being granted to Tessier for its ice removal apparatus. He also had oversight responsibility for construction of two prototype models of the apparatus. To date, Tessier has not realized any revenues. Mr. Bampton served as President and a director of PTC Group, Inc. a publicly traded corporation now known as Ocean Power Corporation, from 1996 to 1999. As President, he was instrumental in coordinating the merger with PTC Holdings, Inc., which is now known as Ocean Power corporation. Prior to joining Tessier, Mr. Bampton was employed from 1973 to 1991 by Burlington Northern Railways Manitoba Ltd., where he was an agent /office manager for the Manitoba, Canada region. Mr. Bampton attended Red River Community College. Mr. Bampton is the uncle of the Company's Secretary, Alyssa Bampton.

         G. Michael Cartmel. Mr. Cartmel became the Vice President of public relations and a director of the Company in April 1994. His duties include providing investor relations, support for general operations and assisting in facility and corporate management. He was also a director of PTC Group, Inc., from 1996 to 1999. Mr. Cartmel has been self-employed for several years as a consultant to the investment community providing investor and public relations services to publicly held companies. From 1991 to the present, Mr. Cartmel has been a principal of BMB Holdings, Ltd., a provider of investor relations and consulting services. BMB has no other employees and has not had material revenues for the past five years. Mr. Cartmel holds a B.A. degree in economics and psychology from the University of British Columbia.

         William D. Baker, C.A. Mr. Baker joined the Company as a consultant in August 1999 and became Vice President and Chief Financial Officer on September 1, 1999. On May 1, 2000, Mr. Baker relinquished his position as Chief Financial Officer and became Chief Executive Officer. Mr. Baker has experience in finance and operations with early stage, high growth technology companies who serve international markets. He has been C.F.O./C.O.O. for a number of startups including Cardlink Worldwide, Inc. a private data networking company with operations in Brazil, PopMedia Ltd. a specialty media company in North America, and Bynamics Inc., a telecommunications manufacturer with international operations. His experience includes two years as Vice President for Bytec Management Corporation., a high technology venture capital firm and several years as Principal Consultant for Willabeth Capital Corp., a firm which specializes in business planning and early stage financing of high growth technology companies. Mr. Baker is a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of British Columbia and is a Commerce graduate from McGill University. Mr. Baker is the founder of Willabeth Capital Corporation, a private Canadian company that provides management consulting services to early-stage high growth potential businesses. His assignments have included high technology, telecommunications, manufacturing and publishing. Since these firms were primarily early stage development entities, they generally did not have material revenues during his tenure with the firms. Mr. Baker provided Chief Financial Officer services to Cardlink Worldwide, Inc., a development stage company with capitalization of approximately $6 million (US), in 1998 and 1999. Mr. Baker also provided Chief Operating Officer services to Peaksoft Corporation, a publicly listed company trading on the Alberta exchange, in 1996 and 1997. Sales for fiscal years 1996 and 1997 amounted to $784,000 (CND) and $1,340,000 (CND), respectively.

         Victor W.Y. Jung. Mr. Jung joined the Company in October 1996 as a consultant providing technology management and guidance as Vice President of Technology. Mr. Jung became a full time employee in October 1999 and retained his office of Vice President. Mr. Jung brings ten (10) years of commercial software development experience to the Company. Mr. Jung was the founder of the engineering group at EyeTel Communications Inc. that developed the award-winning DeskTop Communicator video conferencing product. Prior to this, Mr. Jung was the software manager for MTI, which produces computerized vehicle diagnosis system for new vehicles such as GM, Chrysler and Ford. Mr. Jung obtained his Bachelor's Degree in Computing.

         Alyssa J. Bampton. Ms. Bampton has worked with the Company on a part-time basis since April 1994 performing various administrative duties. She acts as an executive assistant to management and Board members on an as-needed-basis. She is also responsible for production and coordination of investor materials and mailings. Additionally, Ms. Bampton oversees and provides corporate customer service to both the registered and prospective gaming clients to the Asia Casino website. From 1991 to 1993, she worked as an administrator at Eyetel Technologies, Inc. handling a variety of duties such as customer service, public relations, advertising and product promotion for the video teleconferencing technology being developed and sold for that company. Ms. Bampton attended Capilano College for two years. Ms. Bampton is the niece of the Company's Vice President, Craig J. Bampton.

         Other Key Persons

         Arthur Rosenberg. Mr. Rosenberg joined the Company in February 1996 as its Chief Operating Officer and Chief Financial Officer. Pursuant to a consolidation of the Company's operations in Vancouver, BC, Mr. Rosenberg resigned on September 30, 1999 and has agreed to provide consulting and advisory services to the Company on a mutually agreeable basis. Mr. Rosenberg has been a high-profile individual in the on-line gaming industry and has served on the board of directors of the Interactive Gaming Council, the trade association for the industry. Mr. Rosenberg has also been invited to provide testimony on behalf of the industry at United States government hearings, such as the National Gambling Impact Study Commission. Since 1992, Mr. Rosenberg has been an independent corporate consultant offering his clients advice on financial, strategic, investment and operational matters. From 1992 to 1996, Mr. Rosenberg was the Chief Operating Officer and Chief Financial Officer of LottoFone Incorporated, a company located in Alexandria, Virginia seeking to provide telephone based wagering capabilities to state and international lotteries. Mr. Rosenberg is a graduate of Northeastern University with a B.A. degree in chemistry and also earned a M.B.A. in management from Boston College.

         The online gaming industry is characterized by independent entrepreneurial ventures. With the advent of key on-line gaming software/hardware providers such as SSII, many entrepreneurial ventures become the marketing arms of the virtual casinos and allow actual on-line gaming operations to be conducted by the gaming providers. Consequently, direct conventional casino operational experience is not critical to the success of the operation. The Company's management avails of consulting expertise and studies in both Internet marketing and on-line gaming. Management also routinely attends on-line gaming industry meetings. In addition, the Company contracts with its former Chief Operating Officer, Mr. Rosenberg, for consulting services. Mr. Rosenberg was directly involved in forming the on-line gaming industry association (Interactive Gaming Council) and has served on its board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports will be prepared and submitted to the Securities and Exchange Commission.

Item 10.          Executive Compensation

         The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. As of December 31, 1999, no employee of the Company has earned in excess of $100,000 per annum.

         The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended December 31, 1999 and 1998 to the Company's Chief Executive Officer and former Chief Operating Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for the period depicted.

                                            Summary Compensation Table


                                                                                        Other             All
                                                                                        Annual           Other
Name and                                                                                Compen-          Compen-
Principal Position                          Year             Salary          Bonus      sation           sation
------------------                          ----             ------          -----      ------           ------

Kenneth Fitzpatrick,                         1999          $  -0-          $  -0-         $ -0-           $ -0-
President, C.E.O.                            1998             -0-             -0-           -0-             -0-
                                             1997             -0-             -0-           -0-             -0-
Arthur Rosenberg,(1)                         1999           60,500            -0-          2,700          27,250
C.O.O. and C.F.O.                            1998           72,000            -0-          4,059            -0-
                                             1997           78,000            -0-          5,437            -0-

---------------
         (1) On October 1, 1999, the board of directors granted a severance payment to Mr. Rosenberg of $25,000 payable in four installments beginning in November 1999 and ending February 2000. The payments are contingent on sufficient capital resources being available to the Company so as not to impact the Company's ongoing operations.

         The preceding table does not include any amounts for noncash compensation, including personal benefits, paid to the Company's C.E.O. or C.O.O. The Company believes that the value of such noncash benefits and compensation paid to Messrs. Fitzpatrick and Rosenberg during the periods presented did not exceed the lesser of $50,000 or 10% 0f the cash compensation reported for them.

         The following table includes those stock purchase warrants (options) issued by the Company to its C.E.O., C.F.O., C.O.O. and directors during the last fiscal year. For purposes of calculating the percent of the total options granted to employees, the aggregate number issued to all officers, directors and employees is used.


                                       Option/SAR Grants in Last Fiscal Year
                                        Number of     Percent of total
                                        securities      options/SARs
                                        underlying      granted to
Name and                               options/SARs     employees in             Exercise or base    Expiration
Principal Position                      granted(#)      fiscal year               price ($/Sh.)          date
------------------                      ----------      -----------               -------------          ----
Kenneth Fitzpatrick,                      50,000              2.8%                    $  .44            01-27-02
  President, C.E.O.                       75,000              4.2%                    $  .47            06-30-02
Arthur Rosenberg,                        150,000              8.4%                    $  .47            06-30-02
  C.O.O.
William Baker,                           360,000             20.2%                    $  .28              (1)
 C.F.O.

--------------
         (1) Pursuant to an employment letter dated August 31, 1999 and board of director's resolution, Mr. Baker was granted 360,000 four-year term warrants exerciseable on an installment basis (45,000 warrants per quarter beginning on December 1, 1999 and ending on September 1, 2001) contingent on his continued employment with the Company.

Employment Agreements

         As of the date thereof, the Company has not entered into any employment contracts with any of its employees, officers or directors, nor has the Company had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Mr. William Baker's (C.F.O.) employment offer letter from the Company specifies a thirty day notice of termination and provides for the exercise of warrants (see table above) on an earned basis. Mr. Rosenberg (C.O.O.) was granted a severance payment of $25,000 to be paid in installments commencing in November 1999 and ending in February 2000, contingent on adequate resources being available to the Company.

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

         The following table sets forth information, to the best knowledge of the Company, as of December 31, 1999 with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

 Name and Address                   Amount and Nature of              Percent
of Beneficial Owner                 Beneficial Ownership            of Class(1)
--------------------                 --------------------           -----------
William D. Baker*                          360,000(2)                   1.0%
  4588 Teviot Place
  North, Vancouver, BC,
  Canada V7R 4M5
Alyssa J. Bampton*                       1,290,900(3)                   3.5%
  441 New Lance Place
  West Vancouver, BC,
  Canada V7P 1W4
Barry G. Bampton                         1,165,800                      3.1%
  5295 Gulf Place
  West Vancouver, BC,
  Canada V7W 2V9
Craig J. Bampton*                        1,327,000(4)                   3.6%
  65 Fletcher Crescent
  Winnepeg, Manitoba,
  Canada R3T 0K9
G. Michael Cartmel*                        735,000(5)                   2.0%
  302-2170 West Third Ave.
  Vancouver, BC,
  Canada V6K 1L1
Cybertech Investments Ltd.               3,000,000                      8.1%
  Brian Lomgpre
  East Bay Centre #b-66
  Nassau, Bahamas
Kenneth F. Fitzpatrick*                    784,000(6)                   2.1%
  709 Park Lane
  Santa Barbara, CA.  93108
Victor Jung                                175,000(7)                    .5%
  c/o 1055 West 14th Street
  Suite 400
  North Vancouver,
  B.C. 7P 3P2
Manasia Development Ltd.                 2,249,700                      6.1%
  David Tang
  701 United Chinese Bank Bldg.
  Des Voeux Road,
  Central Hong Kong

 Name and Address                   Amount and Nature of              Percent
of Beneficial Owner                 Beneficial Ownership            of Class(1)
--------------------                 --------------------           -----------

Texco Investments                        2,272,859                      6.1%
  Robert Wang
  No. 2, Jalan37
  Taman Desa Jaya

  Kepong, 52100 Kuala Lumpur
  Malaysia

VanAus Investments Ltd.                    438,000                      1.2%
  Barry G. Bampton
  5295 Gulf Place
  West Vancouver, BC,
  Canada V7W 2V9
All directors and executive
  officers as a group                    4,510,700(8)                  11.9%
------------------
          *       Director and/or executive  officer Unless otherwise  indicated
Note: in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

         (1) Based upon 37,014,165 shares of common stock outstanding on December 31, 1999, but does not take into consideration stock options owned by certain officers, directors and/or principal shareholders entitling the holders to purchase an aggregate of 1,040,000 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, 38,054,165 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the
                  Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 15, 1999 and assumes the exercise of stock options held by such person (but not by anyone else) and exercisable within sixty days.

         (2) Includes 360,000 shares which may be acquired by Mr. Baker pursuant to the exercise of warrants and/or stock options exercisable on a quarterly basis from December 1, 1999 through September 1, 2001.

         (3) Includes 90,000 shares which may be acquired by Ms. Bampton pursuant to the exercise of warrants and/or stock options exercisable at various prices and expiring during the period December 29, 2001 through June 30, 2002.

         (4) Includes 130,000 shares which may be acquired by Mr. Bampton pursuant to the exercise of warrants and/or stock options exercisable at various prices and expiring during the period December 29, 2001 through June 30, 2002.

         (5) Includes 135,000 shares which may be acquired by Mr. Cartmel pursuant to the exercise of warrants and/or stock options exercisable at various prices and expiring during the period December 29, 2001 through June 30, 2002.

         (6) Includes 150,000 shares which may be acquired by Mr. Fitzpatrick pursuant to the exercise of warrants and/or stock options exercisable at various prices and expiring during the period December 29, 2001 through June 30, 2002.

         (7) Includes 175,000 shares which may be acquired by Mr. Jung pursuant to the exercise of warrants and/or stock options exercisable at various prices and expiring during the period December 29, 2001 through January 27, 2002

         (8) Includes 1,040,000 shares which may be acquired by the Company's directors or executive officers pursuant to the exercise of warrants and/or stock options exercisable at various prices and expiring during the period December 29, 2001 through June 30, 2002.

Item 12.          Certain Relationships and Related Transactions

         There have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

         During 1999 and 1998, the Company granted warrants to certain officers and directors. See Note 12 to Financial Statements. These warrants are set forth below in Part II, Item 4, "Recent Sales of Unregistered Securities," under the heading "Funding and Dilutive Instruments,". The warrants were issued in consideration for services rendered, or expected to be rendered, to the Company. No compensation expense has been recorded as the option price exceeded the fair market value of the shares when the options were issued.

         The Company currently pays $12,000 per month to Barry G. Bampton for certain advisory and financial services rendered to the Company. Mr. Bampton's services involve assisting the Company in financing activities and in public and investor relations. He has been instrumental in raising substantial funds for the Company's operations and securing important technological and business contractual relationships. Mr. Bampton is the beneficial owner of Enterprise Capital that has provided funding to the Company for more than five years. He is the brother of Craig J. Bampton, Vice President and a director of the Company, and the father of Alyssa J. Bampton, Secretary of the Company.

         The Company occupies facilities in Vancouver, B.C. that are leased from Pulverizer Systems, Inc. ("Pulverizer"), a subsidiary of Tessier. Pulverizer also provides certain bookkeeping and accounting services to the Company on a contract basis. Craig J. Bampton, President and director of the Company, is also Vice President of Tessier and President of Pulverizer.

                                     PART IV

Item 13.          Exhibits, Financial Statement Schedules, and Reports on

                  Form 8-K.

Exhibit No.                              Exhibit Name
-----------                              ------------

      3.1*            Articles of Incorporation and Amendments
      3.2*            By-Laws of Registrant
      4.*             See Exhibit No. 3.1, Articles of Incorporation

                      Article V and amendments thereto
     21.1*            Subsidiaries
     10.1*            Software License Agreement
     27.              Financial Data Schedule

----------------

         *        Previously filed as Exhibit to Form 10-SB.

         (b) No Form 8-K was filed for the three month period ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VENTURE TECH, INC.

                                       BY: /S/ WILLIAM D. BAKER
                                           --------------------
                                           William D. Baker
                                           Vice President and Chief
                                           Executive Officer
                                           DATE:  May 22, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       BY: /S/ WILLIAM D. BAKER
                                           --------------------
                                           William D. Baker
                                           Vice President and Chief
                                           Executive Officer
                                           DATE:  May 22, 2000

                                       BY:  /S/ KENNETH F. FITZPATRICK
                                            --------------------------
                                            Kenneth F. Fitzpatrick
                                            President and Director
                                            DATE:  May 22, 2000

                                       BY: /S/ CRAIG J. BAMPTON
                                           ---------------------
                                           Craig J. Bampton
                                           Vice President, Chief
                                           Financial Officer,
                                           Principal Accounting Officer
                                           and Director
                                           DATE:  May 22, 2000



                                       BY:  /S/ G. MICHAEL CARTMEL
                                            ----------------------
                                            G. Michael Cartmel
                                            Vice President and
                                            Director
                                            DATE:  May 22, 2000