Form 10QSB
period 2000-03-31
VENTURETECH INC
filed 2000-05-22
CIK 1017483

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2000

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                  Commission File Number 1-15679

                        VENTURE TECH, INC.
(Exact name of small business issuer as specified in its charter)

            Idaho                            87-0462258
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

 1055 West 14th Street, Suite 400, North Vancouver, B.C. V7P 3P2
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (604) 990-9889

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class               Outstanding as of March 31, 2000

Common Stock, $.001 par value               37,014,165




                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .          3

        Balance Sheets -- March 31, 2000 and
             December 31, 1999 . . . . . . . . . . . . . . . . . .          4

        Statements of Operations -- three months ended
             March 31, 2000 and 1998 . . . . . . . . . . . . . . .          6

        Statements of Cash Flows -- three months ended
             March 31, 2000 and 1998 . . . . . . . . . . . . . . .          7

        Notes to Financial Statements . . . . . . . . . . . . .             9

Item 2. Management's Discussion and Analysis and
             Results of Operations . . . . . . . . . . . . . . . .         10

                    PART II. OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . .         14

Item 2. Changes In Securities and Use of Proceeds. . . . . . . . .         15

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .         15

Item 4. Submission of Matters to a Vote of
             Securities Holders. . . . . . . . . . . . . . . . . .         15

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .         15

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .         15

           SIGNATURES. . . . . . . . . . . . . . . . . . . . . . .         16



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 2000, have been prepared by the Company.















                        VENTURE TECH, INC.

                       FINANCIAL STATEMENTS

               March 31, 2000 and December 31, 1999











                       VENTURETECH, INC.
                 (A Development Stage Company)
                  Consolidated Balance Sheets


                             ASSETS

                                                   March 31,      December 31,
                                                     2000             1999
                                                  (Unaudited)

CURRENT ASSETS

 Cash                                            $    443,754   $     17,944
 Marketable securities                                787,500        275,000
 Accounts receivable - net                             12,824         15,584
 Note receivable                                      185,757         27,470
 Prepaid expenses                                      40,000         74,413
 License fees - current                                43,833         50,000

  Total Current Assets                              1,513,668        460,411

PROPERTY AND EQUIPMENT                                 59,284         67,438

OTHER ASSETS

 License fees                                          18,667         25,000

  Total Other Assets                                   18,667         25,000

  TOTAL ASSETS                                    $ 1,591,619   $    552,849



                       VENTURETECH, INC.
                 (A Development Stage Company)
            Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,      December 31,
                                                      2000            1999
                                                  (Unaudited)

CURRENT LIABILITIES

 Accounts payable and accrued expenses           $     67,891    $    213,542
 Reserve for legal fees                               100,000         100,000
 License fee payable                                   60,000          80,000
 Notes payable - related party                        324,488            -

  Total Current Liabilities                           552,379         393,542

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Common stock; 100,000,000 shares authorized
  of $0.001 par value, 37,014,165 shares issued
  and outstanding                                      37,015          37,015
 Additional paid-in capital                         7,337,471       7,207,676
 Deficit accumulated during the development stage  (6,335,246)     (7,085,384)

  Total Stockholders' Equity                        1,039,240         159,307

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 1,591,619    $    552,849

                       VENTURETECH, INC.
                 (A Development Stage Company)
             Consolidated Statements of Operations
                           (Unaudited)

                                                                     From
                                                                 Inception on
                                                                  January 1,
                                    For the Three Months Ended   1986 Through
                                              March 31,            March 31,
                                        2000           1999           2000
REVENUE

  Sales                            $    52,052    $      -       $   637,408
  Cost of sales                         16,904           -            27,136

     Gross Margin                       35,148           -           610,272

EXPENSES

  Research and development                -              -            50,215
  General and administrative           260,566        138,260      5,520,793
  Depreciation and amortization         22,088          8,979        474,338

     Total Expenses                    282,654        147,239      6,045,346

     LOSS FROM OPERATIONS             (247,506)      (147,239)    (5,435,074)

OTHER INCOME (EXPENSE)

   Realized gain on marketable
    securities                         547,139           -           547,139
   Unrealized gain on marketable
    securities                         587,603           -           704,491
   Net loss on disposal of asset          -              -        (1,400,000)
   Interest expense                   (140,015)           (97)      (617,504)
   Interest income                       2,069           -             2,069
   Dividend income                         848           -               848

     Total Other Income (Expense)      997,644           (97)       (762,957)

INCOME (LOSS) BEFORE LOSS FROM
 DISCONTINUED OPERATIONS
 AND PROVISION FOR INCOME TAX          750,138      (147,336)     (6,198,031)

LOSS FROM DISCONTINUED OPERATIONS         -             -           (137,215)

PROVISION FOR INCOME TAX                  -             -               -

NET INCOME (LOSS)                 $    750,138   $  (147,336)   $ (6,335,246)

BASIC INCOME (LOSS) PER SHARE     $       0.02   $     (0.00)

WEIGHTED AVERAGE  NUMBER OF
 SHARES OUTSTANDING                 37,014,165    31,613,845







                             VENTURETECH, INC.
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                             (Unaudited)

                                                                       From
                                                                    Inception on
                                                                     January 1,
                                        For the Three Months Ended  1986 Through
                                                  March 31,           March 31,
                                             2000          1999         2000

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                      $   750,138    $ (147,336)  $(6,335,246)
 Adjustments to reconcile net (loss) to
  net cash used by operating activities:
  Common stock issued for services             -             -           34,259
  Debentures and warrants issued at
    less than market value                  129,795          -          529,795
  Depreciation and amortization              22,088         8,979       474,338
  Loss on sale of investments                  -             -           20,390
  Net loss on disposition of asset             -             -        1,400,000
  Unrealized gain in marketable securities (587,603)         -         (704,491)
  Gain on marketable securities            (547,140)         -         (547,140)
 Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivables and other assets            (121,113)         -         (244,605)
  Increase (decrease) in accounts
   payable and other current liabilities   (165,651)       (8,140)      (52,335)

    Net Cash Used by Operating Activities  (519,486)     (146,497)   (5,425,035)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                       -             -         (378,313)
 Sale of investments                        622,243          -          629,353
 Purchase of fixed assets                    (1,435)         -         (259,159)
 Disposal of fixed assets                      -             -            3,223
 Purchase of license fees                      -          (25,000)   (1,575,000)

    Net Cash Provided (Used) by Investing
     Activities                             620,808       (25,000)   (1,579,896)

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of convertible debenture             -             -          175,000
 Conversion of debt to equity                  -             -           75,902
 Proceeds from notes payable                324,488       263,909     6,673,098
 Common stock issued for cash                  -             -          515,963
 Shareholder assessment                        -             -            8,722

   Net Cash Provided by
     Financing Activities              $    324,488   $   263,909   $ 7,448,685


                         VENTURETECH, INC.
                   (A Development Stage Company)
         Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                       From
                                                                    Inception on
                                                                     January 1,
                                        For the Three Months Ended  1986 Through
                                                  March 31,           March 31,
                                             2000           1999        2000

NET INCREASE (DECREASE)
 IN CASH                              $    425,810    $    92,412   $   443,754

CASH AT BEGINNING OF PERIOD                 17,944         53,324          -

CASH AT END OF PERIOD                 $    443,754    $   145,736   $   443,754


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                            $       -       $      -      $     6,667
  Income taxes                        $       -       $      -      $      -

NON CASH FINANCING ACTIVITIES:

  Conversion of debt into additional
    paid-in capital                   $       -       $      -      $    75,902
  Common stock issued in settlement
    of debt                           $       -       $      -      $ 5,979,235
  Conversion of debenture and warrants
    to common stock                   $       -       $      -      $   525,526
  Debenture and warrants issued at
    less than market value            $    129,795    $      -      $   529,795




                        VENTURETECH, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2000 and December 31, 1999

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The result of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 2000. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. This will be accomplished through the use of convertible debentures. Management believes the funds will more likely than not be successfully raised, but there can be no assurance of this. Additionally, the Company intends to use the marketable securities as additional cash flow. The Company expects that operations will increase in 2000, and will start to provide cash flows from operations and expansion. The Company expects that it will need $1,000,000 to $2,000,000 of additional funds for operations and expansion in 2000. In the first quarter of 2000, the Company sold 95,000 of 200,000 shares of its marketable securities for net proceeds of $622,243.



Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

     Venture Tech, Inc. (the "Company") is a development stage company and has incurred losses from its inception through March 31, 2000. Since 1995, the Company has engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino-style gaming, entertainment, information and financial transaction services over the worldwide Internet. The Company further intends to leverage its anticipated client base of Internet gaming players to the more expansive world of electronic commerce ("e-commerce") for purchase of more basic commodities and services.

Results of Operations

       The Company first began gaming operations for real money and realized revenues in the latter half of 1999. For the three month period ended March 31, 2000 ("first quarter of 2000"), the Company had revenues of $52,052. No revenues were realized in the first quarter of 1999. Cost of sales for the first quarter of 2000 was $16,904, or 32.5% of revenues, compared to $-0- for the 1999 period, resulting in a gross margin of $35,148. Cost of sales includes royalties, payable to Starnet Systems International Inc. ("SSII"), incurred on gambling activities and bank discount fees incurred by the Company for the acceptance of credit cards. Cost of sales are expected to remain at this percentage level for the foreseeable future, but as casino volume increases, the percentage of royalty payment will likely decrease per a negotiated schedule with SSII.

     General and administrative expenses for the first quarter of 2000 increased 88% to $260,566 from $138,260 for the comparable period in 1999. This increase is primarily attributed to commencement of the Company's on-line casino in July 1999. Factors contributing to the increase include the addition of staff and consultants in support of casino operations, an increase in office expense in support of added personnel, inclusion of amortization expense for the Company's gaming and software licenses, legal and professional fees, and promotional expenses related to the acquisition of prospective players for the Company's website.

     Depreciation and amortization for the first quarter of 2000 increased to $22,088 (146%) compared to the 1999 period. The increase was primarily due to the recognition in the quarter of software license amortization that was initiated in the latter half of 1999 with the commencement of on-line gaming operations. The Company's loss from operations for the first quarter of 2000 was $247,506 compared to a loss of $147,239 for the 1999 period. The increased loss is primarily attributed to the increase in general and administrative expenses due to commencement of the Company's on-line casino.

     The Company had interest expense of $140,015 for the first quarter of 2000 compared to $97 for the same 1999 periods.
Interest expense in 2000 resulted from payment of interest on monies advanced to the Company in the form of a convertible debenture and the issuance of debentures and warrants at less than market value. The Company recorded $129,795 in interest expense to reflect the debt conversion / warrant component of the convertible debenture. The debenture is convertible into shares of the Company's common stock at $0.15 per share, which amounts to a $0.0375 difference in the price of the stock at closing on the date of issue. The $129,795 reflects the difference in fair market value of the stock should the entire debenture and attached warrants be converted. There were no conversions of the debenture during the first quarter of 2000.

     During the first quarter 2000, the Company sold certain investment securities realizing a gain of $547,139. During this same period the Company also recorded $587,603 in unrealized gain on marketable securities held by the Company.

     The Company's reported a net profit of $750,138 for the first quarter of 2000 compared to a net loss of $147,336 for the first quarter of 1999. The 2000 profit is attributed to the realized and unrealized gains on marketable securities held by the Company.

Net Operating Losses

     The Company has accumulated approximately $6,200,000 of net operating loss carryforwards as of March 31, 2000, that may be offset against future taxable income through 2020 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resource

     Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities and through other debt instruments, such as convertible debentures. The Company reasonably expects to continue to do so in the future. At March 31, 2000, the Company had working capital of $961,289 compared to $66,869 at December 31, 1999. The increase is primarily attributed to the Company's minority interest in Ocean Power Corporation ("Ocean Power"), accounted for at a fair market value of $787,500 at March 31, 2000, compared to $275,000 at December 31, 1999. At March 31, 2000, the Company had a note receivable of $185,757 representing an unsecured note due from an unrelated company. Also at December 31, 1999, the Company had $443,754 in cash compared to $17,944 at December 31, 1999. The increase in cash is attributed to the Company's sale of investment securities owned by it.

     As of March 31, 2000, the Company had total assets of $1,591,619 and total stockholders' equity of $1,039,240 compared with total assets of $552,849 and total stockholders' equity of $159,307 at December 31, 1999. Assets and stockholders' equity increased in the first quarter of 2000 primarily due to appreciation of the Company's investment in Ocean Power.

     During 1999, the Company converted a certain debenture into 200,000 shares of Ocean Power common stock. During the first quarter of 2000, the Company sold 95,000 Ocean Power shares at an approximate average price of $6.50 per share and received net proceeds of $622,243. As of March 31, 2000, the Company had expended approximately $275,000 of the net proceeds for general operating expenses including, but not limited to, license fee payments, salaries, consultant fees, professional fees, marketing, rent and utilities. The Company anticipates that it may sell additional shares during 2000 and use the proceeds for general operating expenses.

     For the three months ended March 31, 2000, cash used by operating activities increased to $519,486 compared to $146,497 for the comparable 1999 period. This 255% increase is primarily attributed to a $165,651 reduction in accounts payable, payment of periodic license fees, advances made to an unrelated company pursuant to a secured note receivable and an increase in general and administrative expenses.

     Also during the first quarter of 2000, the Company realized cash from investing activities of $620,808 compared to cash used of $25,000 in the 1999 period. The 2000 results are due to the sale of marketable securities. In addition, the Company realized cash from financing activities of $324,488 pursuant to advances made against the issuance of a convertible debenture in first quarter of 2000 compared to $263,909 in similar advances made during the comparable 1999 period.


     In January 2000, the company authorized a convertible debenture for up to $500,000 to repay funds advanced to the Company by Enterprise Capital, Inc. The debenture only applied to funds received by the Company through April 3, 2000. $324,488 of such funds were received by the Company during the qualifying period. The debenture carries an interest rate of 12% per annum and provides for a two year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at $0.15 per share. Each converted share includes the right to purchase an additional share of common stock at $0.15 per share for a five year period commencing from the date of original conversion. No shares have been converted to date.

     In September 1999, the Company authorized a convertible debenture for up to $1,000,0000 to repay funds advanced to the Company by Enterprise Capital, Inc., in conjunction with VanAus Investments Ltd. The debenture was to repay funds advanced to the Company during 1999 and supercedes a previous debenture issued in January 1999, and $379,458 in previously advanced funds. The debenture carried an interest rate of 10% and provides for a two year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at the conversion price of $.20 per share. Each converted share includes the right to purchase an additional share of common stock at $.20 per share for a five year period commencing from the date of original conversion. At December 31, 1999 the Company converted the balance of the debenture into common stock as well as $80,064 of the attached warrants. There were no warrant conversions in the quarter ended March 31, 2000 and total shares issued pursuant to this debenture and attached warrants as of March 31, 2000 are 5,400,320.

     In 1999, in connection with the Company's license agreement with SSII, the Company's subsidiary, E-Casinos International Ltd., was granted a virtual casino gaming license from the government of Antigua. SSII agreed to advance funds for the gaming license in return for installment payments totaling $120,000. As of March 31, 2000, the Company has paid $60,000, leaving a balance still owed of $60,000. The Company has also paid SSII $70,000 towards its software technology license, leaving a balance owed of $30,000.

     During the remainder of fiscal year 2000, the Company anticipates meeting its cash and working capital needs primarily from the proceeds of the sale of its shares through private placements or similar convertible instruments and revenues generated from operations.

Effect of Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.



Year 2000

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

Risk Factors and Cautionary Statements

     This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the possible success of the Company's websites, the effect of future legislation on the Internet gaming business, the ability of the Company to fund its current and future projects and its ability to meet its cash and working capital needs, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                             PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened. In 1998, the Company took a reserve of $100,000 on its books against any possible litigation arising out of the termination of its licensing agreement with Casino World Holdings (CWH). Based on the opinion of legal counsel, the Company reasonably believes that it would be successful in any litigation brought by CWH and that any claims that may be brought by CWH are without merit. The Company may elect to litigate against CWH in the future to recover its prior investment, but has no immediate plans to do so.

Item 2.  Changes In Securities and Use of Proceeds

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VENTURE TECH, INC.



Date: May 22, 2000           BY: /S/ William D. Baker
                                  William D. Baker
                                  Vice President and Chief
                                  Executive Officer



Date:  May 22, 2000           BY: /S/ Craig J. Bampton
                                  Craig J. Bampton
                                  Vice President, Chief Financial
                                  Officer, Principal Accounting
                                  Officer and Director