Form 10KSB/A
period 1999-12-31
VENTURETECH INC
filed 2000-08-15
CIK 1017483

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to

                                   FORM 10-KSB

(Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                         Commission File Number   1-15679

                               VENTURE TECH, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                   Idaho                                    87-0462258
         -------------------------------                 -------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         1055 West 14th Street, Suite 400, North Vancouver, B.C. V7P 3P2
              (Address of principal executive officers) (Zip Code)

Issuer's telephone number:  (604) 990-9889

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

           Class                             Outstanding as of December 31, 1999
Common Stock, Par Value $0.001                           37,014,165

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [  ]  No [X]


                               VENTURE TECH, INC.

                                TABLE OF CONTENTS

                                     PART I

Item 1.         Business...............................................................................      3

Item 2.         Properties..............................................................................    25

Item 3.         Legal Proceedings.......................................................................    26

Item 4.         Submission of Matters to a Vote of Security
                  Holders...............................................................................    26

                                     PART II

Item 5.           Market for Registrant's Common Equity and
                    Related Stockholder Matters.........................................................    26

Item 6.           Management's Discussion and Analysis of

                    Financial Condition and Results of Operations.......................................    29

Item 7.           Financial Statements and Supplementary Data...........................................    35

Item 8.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..............................................    63

                                    PART III

Item 9.           Directors and Executive Officers of the
                    Registrant..........................................................................    63

Item 10.          Executive Compensation................................................................    66

Item 11.          Security Ownership of Certain Beneficial

                    Officers and Management.............................................................    68

Item 12.          Certain Relationships and Related Transactions........................................    70

                                     PART IV

Item 13.          Exhibits, Financial Statement Schedules, and

                    Reports on Form 8-K.................................................................    73

                  Signatures............................................................................    74


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

         The Company's sale of Tessier was treated as a related party transaction. Following the acquisition of Tessier, Craig Bampton, a Vice President and director of the Company, served as President of the Tessier subsidiary and, as a provision of the sale of Tessier to PWRE, became a director and President of PWRE. Mr. Bampton did recuse himself from the final approval of the sale to PWRE by the Company's Board of Directors and was not a member of PWRE's Board when it approved the sale, nor did he own any PWRE common stock. Mr. Bampton became a PWRE director when the transaction was finalized. Presently, Mr. Bampton is a director of Tessier.

         Neither the Company nor PWRE employed a financial adviser for the transaction nor did the Company consider alternatives to the sale. The net basis of Tessier's assets was determined to be $158,112 by the Company's independent auditors and no gain or loss was recognized on the sale. The Company, Tessier and PWRE were all development stage companies at the time of the transaction. The Company made a strategic decision to divest itself of the Tessier ice removal asset and focus instead on the on-line gaming industry. The Company believed that Tessier's potential for future maximum benefit rested with the final development and promotion of its Pulverizer technology in a separate public entity. The negotiated value of the transaction represented the perceived future value of the technology balanced against the degree of risk associated with carrying a debt conversion instrument with a development stage company that had no proven market for is common stock.


         During 1999, the Company converted the Debenture into 2,000,000 shares of PWRE common stock. This amount was reduced to 200,000 shares due to the one
(1) share for ten (10) shares reverse stock split effected by PWRE.


         As additional consideration for the acquisition of Tessier, PWRE agreed to issue, to eligible shareholders of the Company, shares of PWRE common stock and rights to purchase additional shares. Under the terms of the original agreement, prior to the reverse stock split of PWRE shares, each individual Company shareholder of record as of April 5, 1996, is entitled to five (5) shares of authorized but previously unissued PWRE common stock for each 100 shares of Company common stock owned. Only shareholders owning at least 100 shares of Company common stock are eligible for the distribution. Further, each five shares of PWRE common stock issued to Company shareholders includes ten
(10) rights, each right entitling the holder thereof to purchase one additional share of PWRE common stock for $2.25 per share for a period of sixty (60) days following receipt of the PWRE shares and rights. PWRE intends to include shares and rights issued pursuant to the agreement in a registration statement under the Securities Act of 1933, as amended, to be filed by PWRE.

         Based on 6,200,014 qualifying shares of the Company's common stock outstanding as of the record date of April 5, 1996, 31,000 PWRE dividend shares and 62,000 equivalent rights are available to the Company's shareholders. These share amounts are post-split to reflect PWRE's one share for ten shares reverse split effected in 1999.

         Currently, the Company owns less than one percent of the common stock of PWRE. The two companies are not involved in any joint projects nor are there any common employees, officers or directors between the two companies. PWRE shares are traded on the OTC Bulletin Board and the closing price on August 9, 2000 was $4.00 per share. PWRE has filed a registration statement with the Commission pursuant to Form 10-SB of the Securities Exchange Act of 1934.

         Internet Gaming

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


         Individuals seeking to gamble at the Company's website must place funds "on-account" with the Company prior to the initiation of any gaming activities for real money. As a player loses, those funds are debited from their funds account and transferred to the Company's account. On occasion and for various reasons, a player may claim that their gaming activities were not authorized and may request a chargeback on their debited funds. Given that reasonable wagering limits are placed on all accounts and noting that such chargebacks represent a minimal problem for the Company and the industry as a whole, the Company may find it expedient to authorize such a chargeback and not contest the claim. To date, the Company has experienced only nominal chargebacks. The account holder would then likely be voided from future play. The online gaming industry has also effectively employed a "negative credit card database" to help screen out minors, fraudulent bettors, and other questionable accounts during the application process.


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


         Since the inception of the Company's on-line casino in 1999, all of its revenues have been derived from the Java games, traditional interactive casino games and the sportsbook. E-Casinos International receives monthly sales statements from SSII and a net remittance. The net remittance is the difference between gaming wins and losses from the casino-style games and sportsbook offered on the Company's websites. There are no registration, acceptance or membership fees collected from customers.


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


                                                     1997       1998       1999      2000       2001
                                                     ----       ----       ----      ----       ----
Adult Home Internet (in Millions)                     46         81        121       145        159
Percentage of Users Conducting On-line
  Transactions                                        15%        18%        21%       24%        27%
Potential Internet Gamblers
  (in Millions)                                      0.9       14.5       25.4      34.8       43.0
Per capita Expenditure (in $ Millions)             $ 146      $ 154      $ 155     $ 160      $ 165
Potential Internet Gambling Revenue
  (in $ Millions)                                 $1,009     $2,182     $3,922    $5,555     $7,080
Estimated Actual Internet Gambling
  Revenue (in $ Millions)                           $  0       $ 51      $ 811    $1,520     $2,330

-------------------
(Source:  Deutsche Bank - Christiansen/Cummings Assoc., 1999)


         The above table was compiled with information obtained from Christiansen/Cummings Associates, Inc., now known as Christiansen Capital Advisors, Inc. ("CCA"), in an April 1999 presentation entitled Internet
Gambling: Assessing the Potential and Examining the Future. CCA is a privately held independent consulting and financial services firm serving Internet, communications, entertainment, gambling, and sports industries and government agencies that regulate these activities. Findings and results of CCA research have been published at such gaming related industry meetings as the International Conference on Gambling and Risk Taking, the World Gaming Congress and Expo, the International Gaming Business Exposition, the Gaming & Resorts Business Development Conference and the University of Nevada-Reno's Symposium on National and International Trends in Commercial Gaming.


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

Insurance


         The Company does not carry liability insurance with respect to the business risks associated with its on-line gaming business. Presently, the Company relies on its gaming vendor, SSII, to provide the necessary software and servers to properly operate the Company's business. Although the Company's agreement with SSII does not specifically provide for an extension of SSII's liability insurance to the Company, the agreement does provide for a certain degree of indemnification resulting from negligent action on SSII's part. The Company has elected not to purchase separate liability insurance on its gaming operations due to the prohibitive cost, the difficulty in obtaining such insurance and the Company's strong belief in the integrity and security of SSII's systems.

         SSII's network is connected to the Internet via redundant high-speed fiber, ensuring multiple backup connections to the Internet. This high performance network infrastructure ensures reliable and responsive game play for the Company and its end users/players. The system is composed of high speed Sun Microsystems servers and Cisco networking equipment. Most of the critical system components, such as the game servers and web servers, are distributed across multiple machines, which protect the gaming service from failures due to malfunctioning equipment. The highly scalable nature of SSII's system design makes provisioning for additional capacity simple. Its network monitoring staff tracks the system at all times to maintain constant awareness of the system's operating parameters. New equipment is installed when necessary to compensate for increased activity or anticipated peak demands for popular events.

         To date, SSII has adequately provided its services with no material disruptions or problems. Accordingly, the Company believes that SSII's security coverage adequately protects the Company's interest and that further liability insurance coverage by the Company is not currently warranted.

         The Internet connection at SSII's network facility in Antigua is provided by Cable and Wireless PLC and contributes to responsive game play. Each gaming transaction is stored on an Oracle database that is replicated for redundancy and backed up daily to prevent data loss and the gaming components communicate using the Secure Sockets Layer (SSL) to encrypt and protect sensitive data from potential hackers. In addition to SSII's digital network serving gaming content, SSII has developed a state of the art proprietary Electronic Funds Transfer System ("EFS") that provides a high level of security and integrity of funds wagered.

         SSII uses the most advanced technologies, such as site identification, data encryption, and secure servers to provide users with the safest environments to perform secure transactions, and data transmission, over the Internet. Any transaction made with the Company online is completely secure and convenient. SSII's system is protected by the Secure Sockets Layer (SSL) protocol, which encrypts all information and confirms the identity of the server, before allowing a transaction to be completed. Data encryption hides sensitive information such as the customer's name, address, and credit card number. Even if someone manages to obtain a player's personal information from the transaction process, data encryption will not allow them to either read or use it.

         The random number generator employed by SSII is known as the "Mersenne Twister" algorithm. This algorithm is employed to determine the random pattern in which numbers are generated for casino games. SSII retained Dr. James Ngai (Ph.D. University of British Columbia), to conduct an independent study of the algorithm, which resulted in his finding that at a rate of calling 50 random numbers per second, it will take 10 to the power of 5994.56 days before the generator will repeat itself. The gaming client application is essentially a casino graphical interface. Gaming calculations are performed by the game server, while the client application displays the results and accepts input from the player for further interaction. Communications between the client and server are encrypted using the SSL protocol. The SSL prevents hackers from monitoring a gaming session should they be able to intercept communications. To tamper with the odds and payouts, a hacker would have to modify the game server or database system. Both of these systems are protected from external access. The game server can only be accessed using the gaming client. Learning the client/server protocol will not aid a hacker in gaining additional winnings from the system, since he/she would still be limited by the game server's rules and constraints. The machines that the game server processes run on are only accessible from SSII's private network. Users cannot connect to these servers using telnet, rlogin, ssh, X windows, or any other login method. Therefore, it is not possible for a hacker to tamper with game server code. The database systems are completely shut off from the Internet and can only be accessed by a limited number of applications on a closed network, such as the game servers and report generators. All the information provided to SSII is kept strictly confidential, and is used only to support the player's relationship with the Company.

         SSII has developed a secure network both to preserve the absolute integrity of the millions of financial transactions executed over their network as well as to screen out potential website customers who may be residents of the jurisdictions blocked from using the systems. SSII is in the process of implementing additional country and address screening. By matching the credit card number with the customer's country, postal code, and address, SSII is able to successfully block customers from the jurisdictions blocked from using the systems. The Company also outlines on its web pages, and within the software itself, that it does not accept wagers from U.S. or Canadian citizens, nor will it pay out funds to any address within North America. As an additional security, SSII provides players with a Personal Identification Number (PIN) which is required before any funds can be withdrawn.


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

                       On-line Casinos Lotteries       Bingo    Sports-books
                       -------------------------       -----    ------------
May 1998            90                        39          8         93
May 1999            250+                      64         20        139
April 2000          400+                      66         24        246
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

         2.       Expand geographically to other markets; and

         3. Selectively pursue opportunities that allow it to leverage its marketing and Internet competencies into other market segments

         E-Casinos International will employ a variety of tactics to achieve these objectives. These tactics include the following:

         *        Rapidly expanding its presence in Internet gaming markets:


         By increasing the number of gambling websites that it will operate and the number of its gaming product offerings at these sites, the Company can expand its reach into the Internet gaming market. The addition of different language sites targeted at the German, Italian, French, Spanish and Portuguese and Middle Eastern markets are already in planning and are expected to be launched in 2001. In addition, a portal site, www.ecasino.com, is available for access and the Company anticipates that it will provide a mechanism to collect and funnel traffic into the Company's gaming network.


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

         * Aggressively pursue partnership opportunities with other gaming suppliers and local partners who have specific geographical expertise to expand the E-Casinos name internationally:


         Recognizing that local presence is essential for the marketing and promotion of Internet gaming in local markets, the Company intends to form licensing or joint venture partnerships with native investors in countries wherever possible. The Company is seeking local partners that can provide the Company with local regional expertise to establish a distribution channel for its gaming CDs, identify viable sources for advertising and marketing campaigns, act as a liaison with government jurisdictions as necessary and provide general input to the games, graphics and services to be provided on the web site. Although gambling is an international activity, each region has its own preferences as to how gaming is promoted and marketed. The Company will rely on its local partners for the financial and marketing resources to promote the gaming websites in their respective regions. The Company is currently in discussions with potential interested partners in Western Europe, although no final agreements have been reached.


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


         Completion of the acquisition is also contingent upon the Company finalizing its Form 10-SB Registration Statement. At such time, the parties have the option to reconsider the existing terms of the letter of intent in relation to their then current financial and business conditions.

         Under the proposed terms of the letter of intent, the Company intends to make an offer to Cyberdome shareholders to acquire their shares of Cyberdome capital stock in exchange for up to 3,000,000 shares of convertible preferred stock. Said preferred stock shall be convertible into shares of the Company's common stock at a one- to-one ratio. The preferred stock shall be callable by the Company for a twenty-four month period following consummation of the acquisition, pursuant to terms to be negotiated by the parties. Holders of the preferred shares will have the option of exchanging their shares for Cyberdome shares on terms to be negotiated. The Company also intends to make an offer to Cyberdome's secured creditors to convert Cyberdome's indebtedness into shares of the Company's convertible preferred stock.

         In anticipation of the proposed acquisitions, the Company has advanced funds to Cyberdome to be used for working capital. As of March 31, 2000, the Company has advanced a total of $185,757 to Cyberdome pursuant to a secured demand note which carries interest at the rate of 10%. The note is secured by a general security agreement with Cyberdome.


         Cyberdome is a technology entertainment ("technotainment") company that operates a 25,000 square fool Virtual Reality Theme Park located in the St.
Laurent  Shopping  Center,   Ottawa,   Ontario,   Canada.  This  facility  would
potentially provide a base for a network of affiliated Location Based Entertainment Centers ("LBE's") providing the infrastructure for members to play multi- player games, either onsite or on-line using the Internet. A typical LBE would include a full-service restaurant that potentially could obtain up half of its revenues from food and drink with the balance from amusements.


         The  Company  believes  that  the  acquisition  of  Cyberdome  could be finalized during the third or fourth quarter of 2000. The Company will not proceed with the acquisition unless it finalizes its Form 10-SB registration statement and satisfactorily completes its due diligence investigation, including review of Cyberdome's audited financial statements. There can be no assurance that the Company will successfully complete the acquisition.


Year 2000 Risks


         The Year 2000 issue results from a computer industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through July 31, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue nor has it been made aware of or experienced date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, it continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.


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


         The Company has entered into a certain licensing agreement with SSII as an initial means of developing its service offerings and, accordingly, relies upon the work performed by its licensing partner. As the Company's virtual casinos become more fully developed, it is anticipated that the Company will hire additional qualified personnel consistent with workload requirements and as business conditions warrant.


Trademarks


         The Company has received notice from The United States Patent and Trademark Office of its approval of "E-CASINOS" as a registered trademark. The certificate of registration (Service Mark Reg. No. 2,018,862) was issued on October 28, 1997 by the U.S. Patent and Trademark Office. The registration covers entertainment services, namely providing on-line casino style gaming services accessed via a computer network. The Company intends to defend vigorously its trademark in the on-line gaming industry. This registration will be canceled by the Commissioner of Patents and Trademarks after six years unless, prior to the end of the sixth year following the date of registration, the Company files with the U.S. Patent and Trademark Office an application for renewal. The Company full intends to maintain its registration and to defend vigorously its trademark in the on-line gaming industry.

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


         Presently, the Company relies on consulting agreements with (i) Silk Road Communications, Inc., represented by Victor Jung, the Company's Vice President of Technology, and (ii) Mr. Arthur Rosenberg, a former officer, to monitor and review its licensed technology, as well as keeping the Company appraised of new industry developments in the Internet and on-line gaming business. The Company expects to continue to license or otherwise acquire technology in the future, but may expend funds to further any acquired technology to suit its individual needs. However, management anticipates that in the future it may expend funds for ongoing research and development of new products and to enhance existing ones. As of the date hereof, management has made no estimates as to the extent of any future research and development expenditures.


Risk Factors Relating to the Company's Business


         Because of the nature of the Company's business, it encounters many risk factors . Each of the factors set forth below could adversely affect the business, operating results and financial condition of the Company.


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


         Failure to Respond to Rapid Technology Change Could Have Adverse Effect on the Company's Business Results


         The Company's business involves operations on the Internet, a fast growing and rapidly changing industry. Internet technology, commercial applications and on-line users are constantly evolving. If the Company is unable to respond to rapid changes involving the Internet and its technology, the Company's business could be adversely affected.


         Potential Technology Failures Could Cause System Interruptions and Force the Company's Websites to Shut Down

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


         On-line Security Breaches Could Cause Business Interruptions and Have an Adverse Effect on the Company's Operations and Revenues

         Although the Company employs state-of-the-art security systems, on-line security breaches could negatively impact the Company's on-line business. See "Insurance" heading above. To protect confidential information, the Company relies on encryption technology, which transforms information into code designed to be unreadable by third parties. The Company also employs authentication technology that uses passwords and other information to prevent unauthorized persons from accessing a customer's information. If a person circumvents existing security measures, that person could misappropriate confidential information about the Company, its customers, or cause interruption in operations. Security breaches that result in access to confidential information also could damage the Company's reputation and expose the Company to a risk of loss and liability. Additionally, the Company may be required to make significant expenditures and expend considerable effort and time to protect against security breaches.

         Improper Use by Customers or Non Payment Could Reduce Revenues and Create to Liability for Unauthorized Use


         As with most on-line providers, there exists a risk of use by unauthorized persons or by persons that do not pay for the services or goods offered. Because the Company offers gaming services on its websites, there are special considerations. These include the use by unauthorized persons, particularly by a minor or by a person in a jurisdiction when such use is prohibited. Improper use or fraudulent activities could cause monetary loss to the Company and create potential legal liabilities. The Company relies on its on- line gaming provider, SSII, to employ a registration process that establishes and confirms the identity of the prospective player. This process is designed to screen out minors and other undesired applicants prior authorizing gaming activities. There also is a risk of not being able to collect funds from a player on the Company's website. The Company requires a potential player on its website to first place funds "on-account" with the Company prior to the initiation of any gaming activities for real money. As a player loses, those funds are debited from their funds account and transferred to the Company's account. On occasion and for various reasons, a player may claim that their gaming activities were not authorized and may request a chargeback on their debited funds. Because the Company places monetary limits on its customers, it may find it expedient to authorize such a chargeback and not contest the claim in order to prolong a dispute. In such an event, the account holder would then likely be voided from future play.


         Legislation Adverse to On-Line Gaming Could Curtail Development of the Company's Business


         Gaming activities are stringently regulated in the United States and most other developed countries. Because of the Company's gaming activities offered over the Internet, it is subject to applicable laws in the jurisdictions in which it operates. Some jurisdictions have introduced regulations to attempt to restrict or prohibit Internet gaming, and other jurisdictions have adopted, or are in the process of reviewing, legislation to regulate Internet gaming. Currently, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of Internet gaming. There is the possibility that some or all jurisdictions may take action to more severely regulate, or even prohibit, Internet gaming operations in their jurisdictions. The uncertainty about present and future regulation of Internet gaming and potential new legislation could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

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


         Short Operating History Could Lead to a Lack of Profitability and Lack of Business Growth


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


         Concentration of Share Ownership Gives Control of the Company to a Small Group


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

         Difficulties in Future Funding Could Hinder Growth and Development of the Company's Business

         In the past, the Company has financed much of its operations from borrowing and from the sale of its securities. Since 1994, the Company has issued 30,354,011 shares of common stock upon the conversion of debentures, settlement of debt, and exercise of warrants issued in connection with debentures and settlement of debt. Additionally, the Company has issued stock purchase warrants to acquire an additional 2,830,000 shares in exchange for various services and consulting activities. None of these warrants have been exercised. It is unlikely that these funding sources will be sufficient to satisfy the Company's future, increasing financing demands. Accordingly, the Company may have to seek additional funding from other outside sources. There can be no assurance that outside funding will be available to the Company at the time and in the amount to satisfy the Company's needs, or, that if such funds are available, they will be available on terms favorable to the Company. If the Company issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of Company shares. In the event the Company issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than that currently possessed by holders of the Company's common stock.

         Continuing Losses Creates Concern Whether the Company Will Be Able to Continue as a Going Concern


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


         Limited Public Market for the Common Stock May Create a Lack of Liquidity for Shareholders


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


                                                   High               Low
                                                   ----               ---
                  1998

                          First Quarter           $  .50           $  .22
                          Second Quarter          $ 1.42           $  .42
                          Third Quarter           $ 1.00           $  .50
                          Fourth Quarter          $  .78           $  .14
                  1999

                          First Quarter           $  .91           $  .34
                          Second Quarter          $  .98           $  .47
                          Third Quarter           $  .50           $  .23
                          Fourth Quarter          $  .30           $  .17
                  2000

                          First Quarter           $  .98           $  .16
                          Second Quarter          $  .58           $  .16
                          Third Quarter(1)        $  .20           $  .13


                  (1)      Through August 9, 2000

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

         In the past, the Company has not established a source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to seek additional financing through private placements of its securities, although there can be no assurance that the Company will be successful in any such funding. The Company anticipates that it will begin to realize cash flows from its operations during fiscal 2000 and that it expects to need from $1,000,000 to $2,000,000 of funds for operations and expansion in 2000, and approximately $2,000,000 in the year 2001. However, unless the Company is able generate revenues and/or raise sufficient capital to finance its operations in 2000, there is substantial doubt about its ability to continue as a going concern.

         The Company intends to expand its on-line gaming business into other geographical areas, as is warranted, through its negotiations with prospective partners in those areas. As of the date hereof, the Company has no definitive agreement or plan to expand its gaming business. A primary mitigating factor is the uncertainty associated with the pending on-line gaming legislation under consideration in the United States Congress. Prospective partners will be keenly interested in the United States market and any possible decision may be affected by the course of action taken by Congress in calendar year 2000. In the interim, the Company continues to market and promote its gaming operations in Asia,


         Management believes that a strategic follow-on to its Internet gaming business is an initiative to develop and launch a family of websites, each of which will appeal to a defined target market. Each of the websites is intended to have a strong revenue model and feature proprietary or unique benefits for members. Although future sites will be developed as independent business units, they will have the ability to draw upon the Company's core team of professionals in areas such as legal, accounting, finance, investor relations, technical and marketing. Each prospective site will be developed with the potential for multiple revenue streams. The Company anticipates that these websites will be developed in 2000 and beyond, possibly in conjunction with Cyberdome Entertainment and Aptech Limited, a public technology developer in India. The number of different community sites built under this strategy will be a function of available capital from investment and revenue streams from predecessor sites.

         A natural first selection of an Internet community would be one related to the on-line and land based gambling business. As an e-casino operator, E-Casinos has an insider view of on-line gambling. The Company intends to leverage this knowledge into a gambler membership website and expects to establish a website as a center for gambling information, tips, strategies, tutorials, discounts and reviews. While providing members with a wide variety of services and benefits, the Company will be able to establish a membership list of people with a common interest.

         There are numerous portals and on-line gambling magazine sites on the Internet which attempt to gather traffic and send it to affiliated sites. Companies who own casinos operate many of these sites. Very few of them are building a community of players who will return to the site on an ongoing basis for unbiased analysis and information about Internet gambling. Revenue will be earned from casino referrals, e-commerce, advertising, sponsorships and membership fees. The Company also expects to receive considerable interest from land based casinos who would pay the Company to offer "gambling junkets" to its members.

         The Company anticipates that its cash needs will not exceed $2,000,000 per year for the foreseeable future with respect to its on-line gambling and corporate growth strategy. The Company will consider "spinning off" its Internet community site subsidiaries and divisions as they move past the startup stage. These entities would then raise their own growth capital in either the public or private markets.


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

         During 1999, the Company converted the Debenture received from the sale of Tessier, into 200,000 shares of PWRE common stock. At December 31, 1999, the shares were valued at $1.35 per share, or $275,000. During the first quarter of 2000, the Company sold into the public market 95,000 PWRE shares at an approximate average price of $6.50 per share and received net proceeds of $618,000. As of March 31, 2000, the Company had expended approximately $275,000 of the net proceeds for general operating expenses including, but not limited to, license fee payments, salaries, consultant fees, professional fees, marketing, rent and utilities. The Company anticipates that it may sell additional shares during 2000 and use the proceeds for general operating expenses.


         For the year ended December 31, 1999, cash used by operating activities increased to $1,081,871 compared to $682,062 for the year ended December 31, 1998. This 59% increase is primarily attributed to the increase in general and administrative expenses of $445,699 and prepaid expenses associated with the launch of the Company's casino operations in 1999. At December 31, 1999, the prepaid expenses were $74,413. This is primarily made up of prepaid license expense of $58,333 and prepaid interest of $10,833 related to the $120,000 note to SSII for advanced payment of the Company's Antigua gaming license. The remainder of the prepaid expenses are for miscellaneous items such as prepaid Internet banner ad advertising.

         Also during 1999, the Company realized cash from financing activities of $1,089,064 compared to $721,456 in 1998. The 1999 results are due to proceeds received from notes payable resulting from the conversion of a convertible debenture. In September 1999, the Company authorized the convertible debenture for up to $1,000,0000 to repay funds advanced to the Company by Enterprise Capital, Inc., in conjunction with VanAus Investments Ltd. The debenture was to repay funds advanced to the Company during 1999 and supercedes a previous debenture issued in January 1999, and$379,458 in previously advanced funds. The debenture carried an interest rate of 10% and provides for a two year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at the conversion price of $.20 pe share. Each converted share includes the right to purchase an additional share of common stock at $.20 per share for a five year period commencing from the date of original conversion. At the time of the issuance of the debenture, the market price of the Company's common stock was $.24 per share.

         Enterprise Capital has coordinated with other key investors to advance funds to the Company, as necessary. In many instances, Enterprise or its principal owner, Barry Bampton, have introduced the Company to the prospective investors. These advances are typically converted into restricted shares of the Company's common stock at the end of each fiscal quarter.

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

              The accompanying notes are an integral part of these consolidated financial statements.

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

              Property and equipment consists of the following:

                                                        December 31,
                                                           1999
                                                         --------
                   Office equipment                   $   169,912
                   Leasehold improvements                  36,491
                   Accumulated depreciation              (138,965)
                                                         --------

                   Net Property and Equipment         $    67,438
                                                         ===--===

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

              h.  Change in Accounting Principle

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not expect that the adoption of this statement will have a material impact on the Company's financial statements.

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

              The formula for net revenue  sharing is as follows:  (Casino  gain
              (loss) - adjustment for incentives - charge backs) * 25% royalty factor to be paid to Softec.

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

                                                    December 31,
                                                       1999
                                                    ----------
              Softec Systems Caribbean, Inc.        $ 100,000
              Accumulated amortization                (25,000)
              Current portion                         (50,000)
                                                    ----------

              Long-Term Portion                     $  25,000
                                                    =--====-==

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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 10 -      NOTES PAYABLE

               In conjunction with the startup of E-Casinos Ltd., the Company was required to pay a yearly non-refundable fee of $100,000 to the government of Antigua for a gaming license. The funds for the gaming license were advanced to the Company by Softec. Under the terms of the note, the Company is obligated to repay Softec in twelve monthly installments of $10,000. The note payable has an effective interest rate of 20%. Through December 31, 1999, the Company had made payments totaling $40,000 on the note. As of December 31, 1999, the remaining balance outstanding on the note was $80,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

               Software Licensing Agreement

               In the first quarter of 1999, the Company entered into a software licensing agreement with Softec Systems Caribbean Inc., to provide online-gaming software and hardware services. The license agreement calls for a commitment by the company to spend a minimum of 10% of the  previous  months net  revenue  (based on a yearly average) for ongoing promotion and marketing. The marketing obligation only applies to the first 365 days of operation. The license agreement also calls for sharing of net revenues based on a specific formula agreed to by the Company and licensor. As the license agreement may be terminated by the Company at the end of any one-year term or by the licensor at the end of any one-year term subsequent to the first year of the agreement, the License Agreement is amortized over a two-year period.

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

NOTE 13 -      SUBSEQUENT EVENT

               In the first quarter of 2000, the Company sold 90,000 shares of its marketable securities for net proceeds of $618,600. The sales resulted in a realized gain of $547,139. At March 31, 2000, the remaining marketable securities were valued at $787,500.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              There have been no changes in or disagreements with accountants.

                                    PART III

Item 9.       Directors and Executive Officers of the Registrant

              The current Executive Officers and Directors of the Company are as follows:

             Name                         Age              Position
             ----                        ----              --------
     Kenneth F. Fitzpatrick               58       President, and Director

     Craig J. Bampton                     45       Vice President and Director
                                                   Chief Financial Officer

     G. Michael Cartmel                   61       Vice President-Public
                                                   Relations and Director

     William D. Baker                     50       Vice President and Chief
                                                   Executive  Officer

     Victor W. Y. Jung                    37       Vice President-Technology

     Alyssa J. Bampton                    28       Secretary

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

         The business experience of each of the persons listed above during the past five years is as follows:


         Kenneth F. Fitzpatrick. Mr. Fitzpatrick joined the Company in August 1995 as the President, Chief Executive Officer and Director. Mr. Fitzpatrick has over 30 years of experience in the investment business. For the past nine years, Mr. Fitzpatrick has owned and operated the VanSan Group of San Francisco, an investment banking and corporate financing firm doing business in the United States and Canada. During the past three years, Mr. Fitzpatrick has been the only employee of VanSan and it has had only nominal revenues. For the past three years, Mr. Fitzpatrick has been a Vice President and provided executive level services to Turbodyne Technologies, Inc., a leading engineering company in the design and development of charging technology to enhance the performance of internal combustion engines. Turbodyne is a public company with annual sales of approximately $50 million in 1999. Mr. Fitzpatrick holds a B.S. degree in Business from Babson College in Wellsley, Massachusetts.

         Craig J. Bampton. Mr. Bampton became the Vice President and a director of the Company following the acquisition of Tessier Resources, Ltd. ("Tessier") in 1994. He became Chief Financial Officer on May 1, 2000, replacing William Baker. Mr. Bampton has been Vice President of Tessier and President of its wholly owned subsidiary, Pulverizer Systems, Inc., since 1991. In that capacity, Mr. Bampton supervised development of technology that resulted in patents being granted to Tessier for its ice removal apparatus. He also had oversight responsibility for construction of two prototype models of the apparatus. To date, Tessier has not realized any revenues. Mr. Bampton served as President and a director of PTC Group, Inc. a publicly traded corporation now known as Ocean Power Corporation ("Ocean Power"), from 1996 to 1999. During the time Mr. Bampton was president of PTC Group, Inc., it had no revenues or no full-time employees and generally contracted for services with third parties and consultants. As President, he was instrumental in coordinating the merger with PTC Holdings, Inc., which is now known as Ocean Power. Ocean Power is presently involved in the development and operation of seawater desalination systems and alternative power sources such as hydrogen fuel cells. Prior to joining Tessier, Mr. Bampton was employed from 1973 to 1991 by Burlington Northern Railways Manitoba Ltd., where he was an agent /office manager for the Manitoba, Canada region. Mr. Bampton attended Red River Community College. Mr. Bampton is the uncle of the Company's Secretary, Alyssa Bampton.

         G. Michael Cartmel. Mr. Cartmel became the Vice President of public relations and a director of the Company in April 1994. His duties include providing investor relations, support for general operations and assisting in facility and corporate management. He was also a director of PTC Group, Inc. (now known as Ocean Power), from 1996 to 1999. Mr. Cartmel has been self-employed for several years as a consultant to the investment community providing investor and public relations services to publicly held companies. From 1991 to the present, Mr. Cartmel has been a principal of BMB Holdings, Ltd., a provider of investor relations and consulting services. BMB has no other employees and has not had material revenues for the past five years. Mr. Cartmel holds a B.A. degree in economics and psychology from the University of British Columbia.

         William D. Baker, C.A. Mr. Baker joined the Company as a consultant in August 1999 and became Vice President and Chief Financial Officer on September 1, 1999. On May 1, 2000, Mr. Baker relinquished his position as Chief Financial Officer and became Chief Executive Officer. Mr. Baker has experience in finance and operations with early stage, high growth technology companies who serve international markets. He has been C.F.O./C.O.O. for a number of startups including Cardlink Worldwide, Inc. a private data networking company with operations in Brazil, PopMedia Ltd. a specialty media company in North America, and Bynamics Inc., a telecommunications manufacturer with international operations. His experience includes two years as Vice President for Bytec Management Corporation., a high technology venture capital firm and several years, from 1994 to 1999, as Principal Consultant for Willabeth Capital Corp., a firm which specializes in business planning and early stage financing of high growth technology companies. Willabeth Capital was formed in 1976 and has operated since that time with a staff that has varied between one and five persons. Mr. Baker is a member of the Canadian Institute of Chartered

Accountants and the Institute of Chartered Accountants of British Columbia and is a Commerce graduate from McGill University. Mr. Baker is the founder of Willabeth Capital Corporation, a private Canadian company that provides management consulting services to early-stage high growth potential businesses. His assignments have included high technology, telecommunications, manufacturing and publishing. Since these firms were primarily early stage development entities, they generally did not have material revenues during his tenure with the firms. Mr. Baker provided Chief Financial Officer services to Cardlink Worldwide, Inc., a development stage company with capitalization of approximately $6 million (US), in 1998 and 1999. Mr. Baker also provided Chief Operating Officer services to Peaksoft Corporation, a publicly listed company trading on the Alberta Exchange and the Nasdaq SmallCap Stock Market, in 1996 and 1997. Sales for fiscal years 1996 and 1997 amounted to $784,000 (CND) and $1,340,000 (CND), respectively.


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

                                   Summary Compensation Table
                                                         Other      All
                                                         Annual    Other
Name and                                                 Compen-  Compen-
Principal Position             Year    Salary    Bonus   sation   sation
------------------             ----    ------    -----   ------   ------

Kenneth Fitzpatrick,           1999    $  -0-    $-0-     $ -0-    $ -0-
President, C.E.O.              1998       -0-     -0-       -0-      -0-
                               1997       -0-     -0-       -0-      -0-
Arthur Rosenberg,(1)           1999     60,500    -0-      2,700   27,250
C.O.O. and C.F.O.              1998     72,000    -0-      4,059     -0-
                               1997     78,000    -0-      5,437     -0-
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

                                       Option/SAR Grants in Last Fiscal Year

                      Number of     Percent of total
                      securities     options/SARs
                      underlying      granted to
Name and             options/SARs   employees in  Exercise or base  Expiration
Principal Position    granted(#)     fiscal year   price ($/Sh.)     date
------------------   ------------   ------------- --------------- -----------
Kenneth Fitzpatrick,    50,000           2.8%        $  .44         01-27-02
  President, C.E.O.     75,000           4.2%        $  .47         06-30-02
Arthur Rosenberg,      150,000           8.4%        $  .47         06-30-02
  C.O.O.

William Baker,         360,000          20.2%        $  .28           (1)
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



Consulting Agreements


         On October 1, 1999, the Company entered into a consulting agreement with Mr. Rosenberg. The term of the agreement is for one year, but may be renewed by the mutual consent of the parties. Either party may terminate the agreement by giving seven days written notice to the other party. Under the terms of the agreement, Mr. Rosenberg is deemed to be an independent contractor and performs such services as the Company requires on a week-to- week basis. These services primarily include advising management on corporate and online gaming industry matters. Mr. Rosenberg does not have any authority to sign contracts, notes, obligations, or to make any material purchases on behalf of the Company without the express written consent of the Company. For the first month of the agreement, Mr. Rosenberg received cash compensation of $6,707. Thereafter, Mr. Rosenberg is paid $50.00 for each hour of work performed under the agreement. Mr. Rosenberg is also reimbursed for out-of-pocket expenses associated with his duties under the agreement. There are no guaranteed hours authorized under the agreement.


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
  Des Voeux Road,
  Central Hong Kong
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

------------------
          *       Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

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


         During 1999, the Company granted warrants to certain officers and directors. The warrants were issued in consideration for services rendered, or expected to be rendered, to the Company. No compensation expense has been recorded as the option price exceeded the fair market value of the shares when the options were issued.

         In August 1999, the Company granted 360,000 warrants to William B. Baker, Vice President and newly appointed Chief Financial Officer of the Company, with an exercise price of $0.28 per share as an employment inducement. The warrants become exercisable over a two-year period with 45,000 warrants vesting at the end of each quarter over the two-year period, provided that the Mr. Baker continues his employment with the Company. At the time of issuance of the warrants, the market price of the Company's common stock was $0.28 per share.

         In June 1999, the Company granted an aggregate of 595,000 warrants to a group of 15 persons that had provided various services and performed certain consulting activities for the Company, including directors and officers. Of the 595,000 warrants, 545,000 "A" warrants are exercisable at forty-seven cents ($0.47) per share and 50,000 "B" warrants are exercisable at sixty- one cents ($0.61 per share). At the time of issuance of the"A" warrants, the market price of the Company's common stock was $0.47 per share, and at the time of issuance of the "B Warrants, the price was $0.61 per share. All warrants expire June 30, 2002. The following directors and officers received warrants: Kenneth Fitzpatrick (75,000 warrants exercisable at $0.47); Craig Bampton (50,000 warrants exercisable at $0.47); G. Michael Cartmel (50,000 warrants exercisable at $0.47); Alyssa Bampton (25,000 warrants exercisable at $0.47); and Arthur Rosenberg (150,000 warrants exercisable at $0.47). No warrants have been exercised as of the date hereof.

         In January 1999, the Company granted 825,000 warrants to a group of 11 persons that had provided various services and performed certain consulting activities for the Company, including directors and officers. All warrants are exercisable at a price of forty-four cents ($0.44) per share and expire January 27, 2002. At the time of issuance of the warrants, the market price of the Company's common stock was $0.44 per share. The following directors and officers received warrants: Kenneth Fitzpatrick (50,000 warrants exercisable at $0.44); Craig Bampton (50,000 warrants exercisable at $0.44); G. Michael Cartmel (50,000 warrants exercisable at $0.44); Alyssa Bampton (25,000 warrants exercisable at $0.44); and Victor Jung (100,000 warrants exercisable at $0.44). No warrants have been exercised as of the date hereof.

         In 1994, the Company entered into a recurring monthly consulting agreement with Barry G. Bampton. His consulting services on behalf of the Company covered four primary categories: (i) financing activities; (ii)
identification of technology and business opportunities; (iii) promotional support; and (iv) liaison to the brokerage community. The Company was paying Mr. Bampton $12,000 per month for his services. On June 15, 2000, Mr. Bampton advised the Company that he would no longer be in a position to provide regular consulting services to the Company after June 30, 2000.

         Among the services provided to the Company, Mr. Bampton introduced the Company to a variety of domestic and international investors and entities for private financing of the Company's business operations. These efforts resulted in the raising of over $6.4 million for the Company since 1994. Mr. Bampton was also instrumental in locating PWRE as a potential buyer of the Company's Tessier subsidiary. The subsequent sale of Tessier resulted in the Company owning 200,000 shares of PWRE common stock, of which 95,000 shares have been sold for a value of over $620,000.

         Mr. Bampton was the original source in identifying on-line gaming as a viable business opportunity for the Company. He assisted in the location of prospective technology partners for the implementation of the Company's business strategy (e.g. Startnet Communications and Casino World Holdings). Mr. Bampton also assisted in uncovering prospective business alliance partners in various international jurisdictions. Further, he was instrumental in introducing the Company to several broker-dealers, many of which became market makers in the Company's common stock.

         Mr. Bampton's assisted the Company in developing effective corporate literature information for dissemination to prospective investors and institutions. He worked with various media companies to help develop a sizable investor base through informative mailings and financial media outlets. Mr. Bampton coordinated the design and production of most of the Company's promotional materials. Mr. Bampton is the beneficial owner of Enterprise Capital that has provided funding to the Company for more than five years. He is the brother of Craig J. Bampton, Vice President and a director of the Company, and the father of Alyssa J. Bampton, Secretary of the Company.


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

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VENTURE TECH, INC.

                                   BY: /S/ WILLIAM D. BAKER
                                     -----------------------------
                                           William D. Baker
                                           Vice President and Chief
                                           Executive Officer
                                           DATE:  August 15, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   BY: /S/ WILLIAM D. BAKER
                                       -----------------------------
                                           William D. Baker
                                           Vice President and Chief
                                           Executive Officer
                                           DATE:  August 15, 2000

                                    BY:/S/ KENNETH F. FITZPATRICK
                                       -------------------------------
                                           Kenneth F. Fitzpatrick
                                           President and Director
                                           DATE:  August 15, 2000



                                    BY:/S/ CRAIG J. BAMPTON
                                       ------------------------------
                                           Craig J. Bampton
                                           Vice President, Chief
                                           Financial Officer,
                                           Principal Accounting Officer
                                           and Director
                                           DATE:  August 15, 2000



                                    BY:/S/ G. MICHAEL CARTMEL
                                       -------------------------
                                           G. Michael Cartmel
                                           Vice President and
                                           Director
                                           DATE:  August 15, 2000