Form 10QSB
period 2000-06-30
VENTURETECH INC
filed 2000-08-18
CIK 1017483

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                            ----------     -----------

                         Commission File Number 1-15679

                               VENTURE TECH, INC.
        (Exact name of small business issuer as specified in its charter)

                    Idaho                                      87-0462258
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

         1055 West 14th Street, Suite 500, North Vancouver, B.C. V7P 3P2
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (604) 990-9889

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                   Outstanding as of June 30, 2000

Common Stock, $.001 par value                             37,014,165

                                TABLE OF CONTENTS

                                  Heading Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements....................................... 3

             Balance Sheets -- June 30, 2000 and
               December 31, 1999.................................... 4

             Statements of Operations -- three and six
               months ended June 30, 2000 and 1999.................. 6

             Statements of Cash Flows -- three and six
               months ended June 30, 2000 and 1999..................13

             Notes to Financial Statements .........................15

Item 2.  Management's Discussion and Analysis and
             Results of Operations..................................16

                                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................23

Item 2.  Changes In Securities and Use of Proceeds..................23

Item 3.  Defaults Upon Senior Securities............................23

Item 4.  Submission of Matters to a Vote of
           Securities Holders.......................................23

Item 5.  Other Information..........................................23

Item 6.  Exhibits and Reports on Form 8-K...........................23

             SIGNATURES.............................................24

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended June 30, 2000, have been prepared by the Company.

                               VENTURE TECH, INC.

                              FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999

                                VENTURETECH, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                June 30,    December 31,
                                  2000         1999
                               ----------   ----------
                              (Unaudited)
CURRENT ASSETS

   Cash                        $  236,900   $   17,944
   Marketable securities          449,060      275,000
   Accounts receivable - net       13,339       15,584
   Note receivable                   --         27,470
   Prepaid expenses                10,000       74,413
   License fees - current          37,666       50,000
                               ----------   ----------

     Total Current Assets         746,965      460,411
                               ----------   ----------

PROPERTY AND EQUIPMENT             49,686       67,438
                               ----------   ----------

OTHER ASSETS

   License fees                    12,334       25,000
   Note receivable                217,520         --
                               ----------   ----------

     Total Other Assets           229,854       25,000
                               ----------   ----------

     TOTAL ASSETS              $1,026,505   $  552,849
                               ==========   ==========

                                VENTURETECH, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                             June 30,     December 31,
                                                               2000           1999
                                                           ===========    ===========
                                                           (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses                   $    83,808    $   213,542
   Reserve for legal fees                                      100,000        100,000
   License fee payable                                          60,000         80,000
   Notes payable - related party                               365,137           --
                                                           -----------    -----------

     Total Current Liabilities                                 608,945        393,542
                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock; 100,000,000 shares authorized of $0.001
    par value, 37,014,165 shares issued and outstanding         37,015         37,015
   Additional paid-in capital                                7,337,471      7,207,676
   Deficit accumulated during the development stage         (6,956,926)    (7,085,384)
                                                           -----------    -----------

     Total Stockholders' Equity                                417,560        159,307
                                                           -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,026,505    $   552,849
                                                           ===========    ===========

                                VENTURETECH, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                              From
                                                                                                          Inception on
                                                     For the                          For the               January 1,
                                                 Six Months Ended               Three Months Ended        1986 Through
                                                     June 30,                        June 30,                June 30,
                                              2000            1999            2000            1999            2000
                                          ------------    ------------    ------------    ------------    ------------
REVENUE
  Sales                                   $     99,805    $       --      $     47,753    $       --      $    685,161
  Cost of sales                                 30,908            --            14,004            --            41,140
                                          ------------    ------------    ------------    ------------    ------------

     Gross Margin                               68,897            --            33,749            --           644,021
                                          ------------    ------------    ------------    ------------    ------------

EXPENSES

  Research and development                        --              --              --              --            50,215
  General and administrative                   505,394         369,581         244,828         231,321       5,765,621
  Depreciation and amortization                 44,175          17,958          22,087           8,979         496,425
                                          ------------    ------------    ------------    ------------    ------------

     Total Expenses                            549,569         387,539         266,915         240,300       6,312,261
                                          ------------    ------------    ------------    ------------    ------------

     LOSS FROM OPERATIONS                     (480,672)       (387,539)       (233,166)       (240,300)     (5,668,240)
                                          ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Realized gain on marketable
     securities                                547,139            --              --              --           547,139
   Unrealized gain (loss) on marketable
     securities                                205,262            --          (382,341)           --           322,150
   Net loss on disposal of asset                  --              --              --              --        (1,400,000)
   Interest expense                           (153,739)       (362,471)        (13,724)       (362,374)       (631,228)
   Interest income                               8,002            --             5,933            --             8,002
   Dividend income                               2,466            --             1,618            --             2,466
                                          ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expense)              609,130        (362,471)       (388,514)       (362,374)     (1,056,308)
                                          ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE LOSS FROM
 DISCONTINUED OPERATIONS
 AND PROVISION FOR INCOME TAX                  128,458        (750,010)       (621,680)       (602,674)     (6,819,711)
                                          ------------    ------------    ------------    ------------    ------------

LOSS FROM DISCONTINUED
 OPERATIONS                                       --              --              --              --          (137,215)

PROVISION FOR INCOME TAX                          --              --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                         $    128,458    $   (750,010)   $   (621,680)   $   (602,674)   $ (6,956,926)
                                          ============    ============    ============    ============    ============

BASIC INCOME (LOSS) PER SHARE             $       0.00    $      (0.02)   $      (0.02)   $      (0.02)           --
                                          ============    ============    ============    ============    ------------

WEIGHTED AVERAGE  NUMBER OF
 SHARES OUTSTANDING                         37,014,165      31,613,845      37,014,165      31,613,845            --
                                          ============    ============    ============    ============    ------------

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                              Deficit
                                                                            Accumulated
                                                               Additional    During the
                                            Common Stock        Paid-in     Development
                                        Shares       Amount     Capital       Stage
                                       ---------   ---------   ---------    ---------
Balance, January 1, 1986 (inception)     278,692   $     279   $    (279)   $    --

Assessment of existing
 shareholders to increase
 paid-in capital                            --          --         8,722         --

Net loss for the year ended
 December 31, 1987                          --          --          --         (8,722)
                                       ---------   ---------   ---------    ---------

Balance, December 31, 1987               278,692         279       8,443       (8,722)

Stock issued to an  individual
who became an officer and
director for services
 performed  to  acquire  rights
to  Harvard  Medical  Project
on July 13,                                                                      1988
 recorded at predecessor cost of
$0.00 per share                        1,188,889       1,189      (1,189)        --

Stock issued to Spartan
 Medical Corporation to
 acquire rights to the Harvard
 Medical Project on
 November 1, 1988 recorded at
 predecessor cost of $0.00 per
 share                                   200,000         200        (200)        --

Net loss for the year ended
 December 31, 1988                          --          --          --         (5,644)
                                       ---------   ---------   ---------    ---------

Balance, December 31, 1988             1,667,581   $   1,668   $   7,054    $ (14,366)
                                       ---------   ---------   ---------    ---------

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                       Deficit
                                                                     Accumulated
                                                       Additional    During the
                                     Common Stock        Paid-in     Development
                                  Shares      Amount     Capital        Stage
                                ---------   ---------   ---------    ---------
Balance forward                 1,667,581   $   1,668   $   7,054    $ (14,366)

Stock issued for services
 at an average price of
 $0.21 per share                   61,667          62      12,638         --

Stock issued for cash in
 private placements at an
 average price of $2.48            98,005          98     242,502         --

Stock offering costs offset
 against paid-in capital             --          --       (93,687)        --

Net loss for the year ended
 December 31, 1989                   --          --          --       (134,399)
                                ---------   ---------   ---------    ---------

Balance, December 31, 1989      1,827,253       1,828     168,507     (148,765)

Stock issued for services
 valued at $0.06 per share         19,301          19       1,140         --

Stock issued to an individual
 for services valued at
 $12.00 per share                   1,667           1      19,999         --

Stock issued to individuals
 for $3.92 per share               11,933          12      46,788         --

Net loss for the year ended
 December 31, 1990                   --          --          --       (174,522)
                                ---------   ---------   ---------    ---------

Balance, December 31, 1990      1,860,154   $   1,860   $ 236,434    $(323,287)
                                ---------   ---------   ---------    ---------

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                Deficit
                                                                               Accumulated
                                                                  Additional   During the
                                               Common Stock        Paid-in     Development
                                           Shares       Amount     Capital       Stage
                                          ---------   ---------   ---------    ---------
Balance forward                           1,860,154   $   1,860   $ 236,434    $(323,287)

Stock issued to Ballater, Ltd. in
 exchange for services recorded
 at predecessor cost of $0.00 per share     100,000         100        (100)        --

Net loss for the year ended
 December 31, 1991                             --          --          --         (2,457)
                                          ---------   ---------   ---------    ---------

Balance, December 31, 1991                1,960,154       1,960     236,334     (325,744)

Debt converted into additional
 paid-in capital by Park Avenue, Inc.          --          --        45,750         --

Debt converted into additional
 paid-in capital by  stockholder               --          --        12,400         --

Net loss for the year ended
 December 31, 1992                             --          --          --         (1,981)
                                          ---------   ---------   ---------    ---------

Balance, December 31, 1992                1,960,154       1,960     294,484     (327,725)

Common stock issued in settlement
 of debt at $0.012 per share              1,500,000       1,500      16,252         --

Net loss for the year ended
 December 31, 1993                             --          --          --        (15,200)
                                          ---------   ---------   ---------    ---------

Balance, December 31, 1993                3,460,154       3,460     310,736     (342,925)

Common stock issued for cash
 at $0.50 per share                         340,000         340     169,660         --

Stock issuance costs                           --          --       (67,500)        --

Net loss for the year ended
 December 31, 1994                             --          --          --        (29,190)
                                          ---------   ---------   ---------    ---------

Balance, December 31, 1994                3,800,154   $   3,800   $ 412,896    $(372,115)
                                          ---------   ---------   ---------    ---------

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                 Additional       Stock         During the
                                          Common Stock           Paid-in        Subscription    Development
                                     Shares         Amount       Capital        Receivable          Stage
                                  ------------   ------------   ------------    ------------    ------------
Balance forward                      3,800,154   $      3,800   $    412,896    $       --      $   (372,115)

Common stock issued to
 acquire Tessier Resources Ltd.      3,200,000          3,200        (80,856)           --              --

Debt converted into additional
 paid-in capital                          --             --           10,417            --              --

Common stock issued in
 settlement of debt at $1.70
 per share                             591,774            592      1,005,425            --              --

Net loss for the year ended
 December 31, 1995                        --             --             --              --        (1,037,235)
                                  ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1995           7,591,928          7,592      1,347,882            --        (1,409,350)

Common stock issued in
 settlement of debt at $1.70
 per share                           1,408,126          1,408      2,392,473            --              --

Common stock issued as a
 partial conversion of the
 convertible debenture at
 $0.03 per share                     2,300,000          2,300         66,700            --              --

Common stock issued for
 cash at $10.00 per share            6,000,000          6,000     59,994,000     (60)000,000            --

Net loss for the year ended
 December 31, 1996                        --             --             --              --        (1,590,888)
                                  ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1996          17,300,054   $     17,300   $ 63,801,055    $(60,000,000)   $ (3,000,238)
                                  ------------   ------------   ------------    ------------    ------------

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                     Deficit
                                                                                                    Accumulated
                                                                     Additional       Stock         During the
                                           Common Stock               Paid-in      Subscription     Development
                                      Shares          Amount          Capital       Receivable        Stage
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1996           17,300,054    $     17,300    $ 63,801,055    $(60,000,000)   $ (3,000,238)

Common stock issued as a
 conversion of the convertible
 debenture at $0.03 per share         3,533,333           3,533         102,467            --              --

Common stock issued as a full
 exercise of the "A" warrants
 associated with the convertible
 debenture at $0.03 per share         5,833,333           5,834         169,166            --              --

Common stock issued as a partial
 exercise of the "B" warrants
 associated with the convertible
 debenture at $0.03 per share         1,133,334           1,133          32,867            --              --

Cancellation of stock
 subscription receivable             (6,000,000)         (6,000)    (59,994,000)     60,000,000            --

Common stock issued in
 settlement of debt
 at $0.22 per share                   3,495,000           3,495         765,321            --              --

Net loss for the year ended
 December 31, 1997                         --              --              --              --          (552,777)
                                   ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1997           25,295,054    $     25,295    $  4,876,876    $       --      $ (3,553,015)
                                   ------------    ------------    ------------    ------------    ------------

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                Deficit
                                                                                              Accumulated
                                                                   Additional     Stock       During the
                                                    Common Stock    Paid-in     Subscription  Development
                                         Shares        Amount       Capital     Receivable       Stage
                                      -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1997             25,295,054   $    25,295   $ 4,876,876   $     --       $(3,553,015)

Common stock issued as a
 complete  exercise of the "B"
 warrants  associated with
 the convertible debenture at $0.03

 per share                              4,700,000         4,700       136,300         --          --

Common stock issued as a
 partial exercise of warrants
 for cash at $0.25 per share               35,000            35         8,715         --          --

Common stock issued in
 settlement of debt at $0.45
 per share                              1,583,791         1,585       711,121         --          --

Net loss for the year ended
 December 31, 1998                           --            --            --           --       (2,081,671)
                                      -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1998             31,613,845        31,615     5,733,012         --       (5,634,686)

Issuance of debenture,
 convertible at less than
 market value                                --            --         400,000         --          --

Common stock issued for
 conversion of debenture at
 $0.20 per share                        5,000,000         5,000       995,000         --          --

Common stock issued for
 exercise of warrants at
 $0.20 per share                          400,320           400        79,664         --          --

Net loss for the year ended
 December 31, 1999                           --            --            --           --       (1,450,698)
                                      -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1999             37,014,165        37,015     7,207,676         --       (7,085,384)

Issuance of convertible
 debenture at less than market
 value (Note 12) (unaudited)                 --            --         129,795         --          --

Net income for the period
 ended June 30, 2000
 (unaudited)                                 --            --            --           --          128,458
                                      -----------   -----------   -----------   -----------   -----------

Balance, June 30, 2000
 (unaudited)                           37,014,165   $    37,015   $ 7,337,471   $     --      $(6,956,926)
                                      ===========   ===========   ===========   ===========   ===========

                                VENTURETECH, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                              From
                                                                                                          Inception on
                                                        For the                       For the              January 1,
                                                    Six Months Ended             Three Months Ended       1986 Through
                                                        June 30,                      June 30,              June 30,
                                                  2000           1999           2000           1999           2000
                                              -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net income (loss)                          $   128,458    $  (750,010)   $  (621,680)   $  (602,674)   $(6,956,926)
   Adjustments to reconcile net (loss) to
    net cash used by operating activities:
     Common stock issued for services                --             --             --             --           34,259
     Debentures and warrants issued at
       less than market value                     129,795        350,000           --          350,000        529,795
     Depreciation and amortization                 44,176         17,958         22,088          8,979        496,426
     Loss on sale of investments                     --             --             --             --           20,390
     Net loss on disposition of asset                --             --             --             --        1,400,000
     Unrealized (gain) loss in marketable
       securities                                (205,262)          --          382,341           --         (322,150)
     (Gain) loss on marketable securities        (547,140)          --             --             --         (547,140)
   Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivables and other assets               (123,392)          --           (2,279)          --         (246,884)
     Increase (decrease) in accounts
      payable and other current liabilities      (149,723)        44,976         15,928         54,116        (36,407)
                                              -----------    -----------    -----------    -----------    -----------

       Net Cash Used by Operating

        Activities                               (723,088)      (337,076)      (203,602)      (189,579)    (5,628,637)
                                              -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of investments                        (43,901)          --          (43,901)          --         (422,214)
   Sale of investments                            622,243           --             --             --          629,353
   Purchase of fixed assets                        (1,435)          --             --             --         (259,159)
   Disposal of fixed assets                          --             --             --             --            3,223
   Purchase of license fees                          --          (25,000)          --             --       (1,575,000)
                                              -----------    -----------    -----------    -----------    -----------

       Net Cash Provided (Used) by

        Investing Activities                      576,907        (25,000)       (43,901)          --       (1,623,797)
                                              -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of convertible debenture                 --             --             --             --          175,000
   Conversion of debt to equity                      --             --             --             --           75,902
   Proceeds from notes payable                    365,137        379,458         40,649        114,549      6,713,747
   Common stock issued for cash                      --             --             --             --          515,963
   Shareholder assessment                            --             --             --             --            8,722
                                              -----------    -----------    -----------    -----------    -----------

       Net Cash Provided by Financing

        Activities                            $   365,137    $   379,458    $    40,649    $   114,549    $ 7,489,334
                                              -----------    -----------    -----------    -----------    -----------

                                VENTURETECH, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                     From
                                                                                                 Inception on
                                                     For the                   For the             January 1,
                                                Six Months Ended         Three Months Ended      1986 Through
                                                     June 30,                  June 30,            June 30,
                                               2000         1999         2000          1999          2000
                                            ----------   ----------   ----------    ----------    ----------
NET INCREASE (DECREASE)
 IN CASH                                    $  218,956   $   17,382   $ (206,854)   $  (75,030)   $  236,900

CASH AT BEGINNING OF PERIOD                     17,944       53,324      443,754       145,736          --
                                            ----------   ----------   ----------    ----------    ----------

CASH AT END OF PERIOD                       $  236,900   $   70,706   $  236,900    $   70,706    $  236,900
                                            ==========   ==========   ==========    ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                  $     --     $     --     $     --      $     --      $    6,667
  Income taxes                              $     --     $     --     $     --      $     --      $     --

NON CASH FINANCING ACTIVITIES:

  Conversion of debt into additional
    paid-in capital                         $     --     $     --     $     --      $     --      $   75,902
  Common stock issued in settlement
    of debt                                 $     --     $     --     $     --      $     --      $5,979,235
  Conversion of debenture and warrants to
    common stock                            $     --     $     --     $     --      $     --      $  525,526
  Debenture and warrants issued at less
    than market value                       $  129,795   $  350,000   $     --      $     --      $  529,795

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The result of operations for periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 2000. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. This will be accomplished through the use of convertible debentures. Management believes the funds will more likely than not be successfully raised, but there can be no assurance of this. Additionally, the Company intends to use the marketable securities as additional cash flow. The Company expects that operations will increase in 2000, and will start to provide cash flows from operations and expansion. The Company expects that it will need $1,000,000 to $2,000,000 of additional funds for operations and expansion in 2000. In the first quarter of 2000, the Company sold 95,000 of 200,000 shares of its marketable securities for proceeds of $622,243.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

         Venture Tech, Inc. (the "Company"), a development stage company, has incurred losses from its inception through June 30, 2000. Since 1995, the Company has engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino-style gaming, entertainment, information and financial transaction services over the worldwide Internet. The Company further intends to leverage its anticipated client base of Internet gaming players to the more expansive world of electronic commerce ("e-commerce") for purchase of more basic commodities and services.

         Management believes that a strategic follow-on to its Internet gaming business is an initiative to develop and launch a family of websites, each of which will appeal to a defined target market. Each of the websites is intended to have a strong revenue model and feature proprietary or unique benefits for members. Although future sites will be developed as independent business units, they will have the ability to draw upon the Company's core team of professionals in areas such as legal, accounting, finance, investor relations, technical and marketing. Each prospective site will be developed with the potential for multiple revenue streams. The Company anticipates that these websites will be developed in 2000 and beyond. The number of different community sites built under this strategy will be a function of available capital from investment and revenue streams from predecessor sites.

Results of Operations

         Three Months Ended June 30, 2000 (Second Quarter of 2000") Compared With The Three Months Ended June 30, 1999 ("Second Quarter of 1999")

         The Company began gaming operations for real money and first realized revenues in July 1999. Accordingly, for the second quarter of 2000 the Company realized revenues of $47,753. No revenues were recorded in the second quarter of 1999 as operations had yet to commence. Cost of sales for the second quarter of 2000 was $14,004, or 29.3% of revenues, compared to $-0- for the 1999 period, resulting in a gross margin of $33,749. Cost of sales includes royalties, payable to Starnet Systems International Inc. ("SSII"), incurred on gambling activities and bank discount fees incurred by the Company for the acceptance of credit cards. Cost of sales are expected to remain at this percentage level for the foreseeable future, but as casino volume increases, the percentage of royalty payments to SSII is likely to decrease per a negotiated schedule with SSII.
         The slower than expected growth in casino-generated revenues is attributed to the Company's initial focus on the Asian market. As a consequence of repeated attempts by the United States Congress to prohibit Internet gambling in the United States, which have been unsuccessful to date, the Company has elected, in the interim, to focus primarily on international markets and on Asia in particular. The Company's first casino offering, Asia Casino, was launched in the latter half of 1999 in the English, Japanese, and Chinese languages. The Company has subsequently redesigned portions of its gaming web site in response to marketing feedback to improve cultural acceptance. The Company is also concentrating on using appropriate marketing channels for optimum benefit. In that regard, the Company has elected to cancel its strategic alliance agreement with Able Wealth Investments Limited of Hong Kong for lack of productivity. Also, the Company's gaming software supplier delayed implementation of its new version of casino software, scheduled for the first quarter of 2000, which would have made the Company's gaming offerings more appealing and competitive. In addition, competitors have realized the potential of the Asian market and have also begun to actively market their gaming services. The Company continues to evaluate proposals for other international marketing jurisdictions with prospective strategic partners, but can make no assurances that such agreements will be forthcoming.

         General and administrative expenses for the second quarter of 2000 increased 5.8% to $244,828 from $231,321 for the comparable 1999 period. This marginal increase is due to the increase in general and marketing expenses associated with the recurring operations of an online casino in second quarter 2000 versus the Company's aggregate expenses in second quarter 1999 associated with preparing for the development and launch of its Internet casino.

         Depreciation and amortization for the second quarter of 2000 increased 246% to $22,087 compared to the 1999 period. The increase was primarily due to the recognition of software license amortization that was initiated in the latter half of 1999 with the commencement of on-line gaming operations. The Company's loss from operations for the second quarter of 2000 was $233,166 compared to a loss of $240,300 for the 1999 period. The decreased loss is primarily attributed to the recognition of revenues from casino operations in second quarter of 2000. There were no revenues realized for the second quarter of 1999, as gaming operations had not yet commenced.

         The Company earned interest and dividend income of $7,551 for the second quarter of 2000 compared to $-0- for the comparable period in 1999. The 2000 interest and dividend income resulted from funds held in the Company's brokerage and money market accounts. These funds were the result of the sale of marketable securities by the Company in first quarter 2000. The Company had interest expense of $13,724 for the second quarter of 2000 compared to $362,374 for the same 1999 period. Interest expense in second quarter of 1999 primarily resulted from payment of interest on monies advanced to the Company in the form of a convertible debenture and the issuance of debentures and warrants at less than market value. The Company recorded $350,000 in interest expense to reflect the debt conversion/warrant component of the convertible debenture. The debenture was convertible into shares of the Company's common stock at $0.40 per share, which amounts to a $0.07 difference in the price of the stock at closing on the date of issue. The $350,00 reflects the difference in fair market value of the stock should the entire debenture and attached warrants be converted. There were no conversions of the debenture during the second quarter of 1999.

         During the second quarter 2000, the Company purchased certain investment securities and subsequently recorded an unrealized loss at the end of the quarter on said marketable securities. In addition, the Company also recorded an unrealized loss on the marketable securities held by the Company as a result of its conversion of a convertible debenture with Ocean Power Corporation ("PWRE"). The aggregate amount of unrealized loss totaled $382,341. The decline in value of the PWRE shares was related to its de-listing from the OTC Bulletin Board ("OTCBB") pursuant to the new eligibility rules adopted by National Association of Securities Dealers ("NASD"). PWRE has submitted its initial Form 10SB registration statement to the Securities and Exchange
Commission ("SEC"). NASD rules require that an issuer have an effective registration statement before seeking to regain its listing on the OTCBB. PWRE is currently drafting its amendment #1 in response to SEC comments. The Company reasonably believes that its PWRE shares will ultimately provided a viable source of capital for operations in 2000 and beyond.

         The Company reported a net loss of $621,680 for the second quarter of 2000 compared to $602,674 for the comparable 1999 period. While the end results are similar, the two periods each had an extraordinary transaction that materially affected the bottom line. In the second quarter of 2000, the Company recorded an unrealized loss on marketable securities of $382,341. In second quarter of 1999 the Company recorded interest expense of $362,374 on the issuance of a convertible debenture at less than market value. In addition, in the second quarter of 2000, the Company recorded a gross margin of $33,749 on revenues generated from casino operations.

         Six Months Ended June 30, 2000 ("First Half of 2000") Compared With the Six Months Ended June 30, 1999 ("First Half of 1999")

         For the first half of 2000, the Company had revenues of $99,805 compared with no revenues for the first half of 1999, reflecting that gaming operations for real money did not begin until the second half of 1999. Cost of sales for the first half of 2000 was $30,908, or 31.0%, compared to $-0- for the same period in 1999, resulting in a gross margin of $68,897 for the six month period ended June 30, 2000. Revenues between the first and second quarter of 2000 were relatively consistent.

         General and administrative expenses for the first half of 2000 increased 36.7% to $505,394 from $396,581 for the comparable 1999 period. This increase is primarily attributed to the full six months of operation of the Company's on-line casino in 2000 that commenced operations in the second half of 1999. Factors contributing to the increase include the addition of staff and consultants in support of casino operations, an increase in office expense in support of added personnel, inclusion of amortization expense for the Company's gaming and software licenses, legal and professional fees, and promotional expenses related to the acquisition of prospective players for the Company's website.

         Depreciation and amortization for the first half of 2000 increased 246% to $44,175 compared to the same 1999 period. The increase was primarily due to the recognition in the quarter of software license amortization that was initiated in the latter half of 1999 with the commencement of on-line gaming operations. The Company's loss from operations for the first half of 2000 was $480,672 compared to a loss of $387,539 for the 1999 period. The increased loss is primarily attributed to the increase in amortization and general and administrative expenses associated with operation of the Internet casino.

         The Company earned interest and dividend income of $10,468 for the first half of 2000 compared to $-0- for the comparable 1999 period. The 2000 interest and dividend income resulted from funds held in the Company's brokerage and money market accounts. The Company had interest expense of $153,739 for the first half of 2000 compared to $362,471 for the same 1999 period. Interest expense in 2000 primarily resulted from payment of interest on monies advanced to the Company in the form of a convertible debenture and the issuance of debentures and warrants at less than market value. The Company recorded $129,795 in interest expense to reflect the debt conversion / warrant component of the convertible debenture. The debenture is convertible into shares of the Company's common stock at $0.15 per share, which amounts to a $0.0375 difference in the price of the stock at closing on the date of issue. The $129,795 reflects the difference in fair market value of the stock should the entire debenture and attached warrants be converted. There were no conversions of the debenture during the first half of 2000. The 1999 interest expense includes amounts recorded in second quarter 1999 to reflect the debt conversion/warrant component of a convertible debenture (previously noted) issued at less than market value.

         During the first half of 2000, the Company sold certain investment securities realizing a gain of $547,139. During this same period, the Company also recorded $205,262 in unrealized gain on marketable securities held by the Company. There were no such transactions during the first half of 1999.

         The Company recorded a net profit of $128,458 for the first half of 2000 compared to a net loss of $750,010 for the first half of 1999. The 2000 profit is primarily attributed to the realized and unrealized gain on marketable securities held by the Company.

Net Operating Losses

         The Company has accumulated approximately $6,800,000 of net operating loss carryforwards as of March 30, 2000, that may be offset against future taxable income through 2021 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities and through other debt instruments, such as convertible debentures. The Company reasonably expects to continue to do so in the future. At June 30, 2000, the Company had working capital of $138,020 compared to $66,869 at December 31, 1999. The increase is primarily attributed to the Company's minority interest in PWRE, accounted for at a fair market value of $426,563 at June 30, 2000, compared to $275,000 at December 31, 1999. At June 30, 2000, the Company had a note receivable of $217,520 representing a secured note due from an unrelated company. Also at June 30, 1999 the Company had $236,900 in cash compared to $17,944 at December 31, 1999. The increase in cash is attributed to the Company's sale of investment securities owned by it.

         As of June 30, 2000, the Company had total assets of $1,026,505 and total stockholders' equity of $417,560 compared with total assets of $552,849 and total stockholders' equity of $159,307 at December 31, 1999. Assets and stockholders' equity increased in the first half of 2000 primarily due to appreciation of the Company's investment in PWRE from year end 1999.

         For the six months ended June 30, 2000, cash used by operating activities increased to $723,088 compared to $337,076 for the comparable 1999 period. This 215% increase is primarily attributed to reductions in accounts payable, payment of periodic license fees, advances made to an unrelated company pursuant to a secured note receivable and an increase in general and administrative expenses.

         Also during the first half of 2000, the Company realized cash from investing activities of $576,907 compared to cash used of $25,000 in the 1999 period. The 2000 results are due to the sale of marketable securities. In addition, the Company realized cash from financing activities of $365,137 in the first six months of 2000 pursuant to advances made against the issuance of a convertible debenture in 2000 compared to $379,458 in similar advances made during the comparable 1999 period.

         In January 2000, the company authorized a convertible debenture for up to $500,000 to repay funds advanced to the Company by Enterprise Capital, Inc. The debenture only applied to funds received by the Company through April 3, 2000. $324,488 of such funds were received by the Company during the qualifying period. The debenture carries an interest rate of 12% per annum and provides for a two-year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at $0.15 per share. Each converted share includes the right to purchase an additional share of common stock at $0.15 per share for a five-year period commencing from the date of original conversion. No shares were converted in second quarter.

         In September 1999, the Company authorized a convertible debenture for up to $1,000,0000 to repay funds advanced to the Company by Enterprise Capital, Inc., in conjunction with VanAus Investments Ltd. The debenture was issued to repay $379,458 in previously advanced funds advanced to the Company during 1999 and supercedes a previous debenture issued in January 1999. The debenture carried an interest rate of 10% and provides for a two year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at the conversion price of $.20 per share. Each converted share includes the right to purchase an additional share of common stock at $.20 per share for a five year period commencing from the date of original conversion. At December 31, 1999 the Company converted the balance of the debenture into common stock as well as $80,064 of the attached warrants. There were no warrant conversions in the quarter ended June 30, 2000 and total shares issued pursuant to this debenture and attached warrants as of June 30, 2000 are 5,400,320.

         In 1999, in connection with the Company's license agreement with SSII, the Company's subsidiary, E-Casinos International Ltd., was granted a virtual casino gaming license from the government of Antigua. SSII agreed to advance funds for the gaming license in return for installment payments totaling $120,000. As of June 30, 2000, the Company has paid $60,000, leaving a balance still owed of $60,000. The Company has also paid SSII $70,000 towards its software technology license, leaving a balance owed of $30,000.

         During the remainder of fiscal year 2000, the Company anticipates meeting its cash and working capital needs primarily from the private sale of its shares or convertible instruments and revenues generated from operations.

Effect of Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

         The Year 2000 issue results from a computer industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through July 30, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue nor has it been made aware of or experienced date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, it continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.

Risk Factors and Cautionary Statements

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward- looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the possible success of the Company's websites, the effect of future legislation on the Internet gaming business, the ability of the Company to fund its current and future projects and its ability to meet its cash and working capital needs, and other risks detailed in the Company's periodic report filings with the SEC.

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

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedules

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended June 30, 2000.

                                                                      SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VENTURE TECH, INC.

Date:  August 18, 2000                      BY: /S/ WILLIAM D. BAKER
                                            -------------------------
                                            William D. Baker
                                            Vice President and Chief
                                            Executive Officer

Date:  August 18, 2000                      BY: /S/ CRAIG J. BAMPTON
                                            -------------------------------
                                            Craig J. Bampton
                                            Vice President, Chief Financial
                                            Officer, Principal Accounting
                                            Officer and Director