Form 10QSB
period 2000-09-30
VENTURETECH INC
filed 2000-11-20
CIK 1017483

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ------------       -----------

                         Commission File Number 1-15679

                               VENTURE TECH, INC.
        (Exact name of small business issuer as specified in its charter)

          Idaho                                             87-0462258
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

         1055 West 14th Street, Suite 500, North Vancouver, B.C. V7P 3P2
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (604) 990-9889

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                            Outstanding as of September 30, 2000
-----------------------------             ------------------------------------
Common Stock, $.001 par value                         37,014,165


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements..................................................................      3

                    Balance Sheets -- September 30, 2000 and

                      December 31, 1999...............................................................      4

                    Statements of Operations -- three and nine
                      months ended September 30, 2000 and 1999........................................      6

                    Statements of Stockholders' Equity................................................      7

                    Statements of Cash Flows -- three and nine
                      months ended September 30, 2000 and 1999........................................     13

                    Notes to Financial Statements ....................................................     15

Item 2.         Management's Discussion and Analysis and

                    Results of Operations.............................................................     17

                                            PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.....................................................................     24

Item 2.         Changes In Securities and Use of Proceeds.............................................     24

Item 3.         Defaults Upon Senior Securities.......................................................     24

Item 4.         Submission of Matters to a Vote of
                  Securities Holders..................................................................     24

Item 5.         Other Information.....................................................................     25

Item 6.         Exhibits and Reports on Form 8-K......................................................     25

                    SIGNATURES........................................................................     26

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended September 30, 2000, have been prepared by the Company.

                               VENTURE TECH, INC.

                              FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

                                VENTURETECH, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                     ASSETS

                                     ------

                                           September 30,           December 31,
                                               2000                 1999
                                             --------              --------
                                           Unaudited)
CURRENT ASSETS

   Cash                                     $104,700              $ 17,944
   Marketable securities                     500,625               275,000
   Accounts receivable - net                  16,298                15,584
   Note receivable                              --                  27,470
   Prepaid expenses                             --                  74,413
   License fees - current                     31,500                50,000
                                            --------              --------

     Total Current Assets                    653,123               460,411
                                            --------              --------

PROPERTY AND EQUIPMENT                        40,615                67,438
                                            --------              --------

OTHER ASSETS

   License fees                                6,000                25,000
   Note receivable                           217,482                  --
                                            --------              --------

     Total Other Assets                      223,482                25,000
                                            --------              --------

     TOTAL ASSETS                           $917,220              $552,849
                                            ========              ========


                                VENTURETECH, INC.
                          (A Development Stage Company)

                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                      ------------------------------------

                                                                                   September 30,              December 31,
                                                                                       2000                       1999
                                                                                   -----------                -----------
                                                                                   (Unaudited)

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                           $   138,917                $   213,542
   Reserve for legal fees                                                              100,000                    100,000
   License fee payable                                                                  40,000                     80,000
   Notes payable - related party                                                       365,137                       --
                                                                                   -----------                -----------

     Total Current Liabilities                                                         644,054                    393,542
                                                                                   -----------                -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock; 20,000,000 shares authorized of
    $0.001 par value, no shares issued and outstanding                                    --                         --
   Common stock; 100,000,000 shares authorized of $0.001
    par value, 37,014,165 shares issued and outstanding                                 37,015                     37,015
   Additional paid-in capital                                                        7,337,471                  7,207,676
   Deficit accumulated during the development stage                                 (7,101,320)                (7,085,384)
                                                                                   -----------                -----------

     Total Stockholders' Equity                                                        273,166                    159,307
                                                                                   -----------                -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   917,220                $   552,849
                                                                                   ===========                ===========




                                VENTURETECH, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                                                  From
                                                                                               Inception on

                                              For the                       For the              January 1,
                                         Nine Months Ended             Three Months Ended      1986 Through
                                           September 30,                  September 30,         September 30,
                                     -------------------------      ----------------------
                                       2000            1999          2000            1999              2000
                                   -----------     -----------    -----------     ----------    -----------
REVENUE

  Sales                             $   129,590    $     9,526    $    29,785    $     9,526    $   714,946
  Cost of sales                          41,897          3,669         10,989          3,669         52,129
                                   -----------     -----------    -----------     ----------    -----------

     Gross Margin                        87,693          5,857         18,796          5,857        662,817
                                   -----------     -----------    -----------     ----------    -----------

EXPENSES

  Research and development                 --             --             --             --           50,215
  General and administrative            727,408        721,398        222,014        351,817      5,987,635
  Depreciation and amortization          66,263         56,105         22,088         38,147        518,513
                                   -----------     -----------    -----------     ----------    -----------

     Total Expenses                     793,671        777,503        244,102        389,964      6,556,363
                                    -----------     -----------    -----------     ----------    -----------

     LOSS FROM OPERATIONS              (705,978)      (771,646)      (225,306)      (384,107)    (5,893,546)
                                   -----------     -----------    -----------     ----------    -----------

OTHER INCOME (EXPENSE)

   Realized gain on

     marketable securities              576,565           --           29,426           --          576,565

   Unrealized gain
     on marketable

     securities                         261,568        266,849         56,306        266,849        378,456
   Net loss on disposal
   of asset                                --             --             --             --       (1,400,000)
   Interest expense                    (164,735)      (426,965)       (10,996)       (64,494)      (642,224)
   Interest income                       13,878           --            5,876           --           13,878
   Dividend income                        2,766           --              300           --            2,766
                                   -----------     -----------    -----------     ----------    -----------

     Total Other Income (Expense)       690,042       (160,116)        80,912        202,355     (1,070,559)
                                   -----------     -----------    -----------     ----------    -----------

 (LOSS) BEFORE LOSS FROM
 DISCONTINUED OPERATIONS
 AND PROVISION FOR INCOME TAX           (15,936)      (931,762)      (144,394)      (181,752)    (6,964,105)
                                   -----------     -----------    -----------     ----------    -----------

LOSS FROM DISCONTINUED
 OPERATIONS                                --             --             --             --         (137,215)

PROVISION FOR INCOME TAX                   --             --             --             --             --
                                   -----------     -----------    -----------     ----------    -----------

NET (LOSS)                          $  (15,936)    $  (931,762)   $  (144,394)   $  (181,752)   $(7,101,320)
                                   ===========     ===========    ===========     ==========    ===========

BASIC (LOSS) PER SHARE              $     (0.00)   $     (0.03)   $     (0.00)   $     (0.01)          --
                                   ===========     ===========    ===========     ==========    ===========

WEIGHTED AVERAGE  NUMBER OF
 SHARES OUTSTANDING                  37,014,165     31,613,845     37,014,165     31,613,845           --
                                   ===========     ===========    ===========     ==========    ===========


                                VENTURETECH, INC.
                          (A Development Stage Company)

                 Consolidated Statements of Stockholders' Equity

                                                                                                                  Deficit
                                                                                                                Accumulated

                                                          Common Stock                    Additional            During the
                                                  --------------------------               Paid-in              Development
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

 share                                            200,000                  200                 (200)                 --

Net loss for the year ended
 December 31, 1988                                   --                   --                   --                  (5,644)
                                                ---------            ---------            ---------             ---------

Balance, December 31, 1988                      1,667,581            $   1,668            $   7,054             $ (14,366)
                                                ---------            ---------            ---------             ---------



                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)



                                                                                                                      Deficit
                                                                                                                    Accumulated

                                                       Common Stock                         Additional               During the
                                                --------------------------                   Paid-in                 Development
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


                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                     Deficit
                                                                                                                  Accumulated

                                                            Common Stock                         Additional        During the
                                                    --------------------------                   Paid-in          Development
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



                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                       Deficit
                                                                                                                    Accumulated

                                                 Common Stock                         Additional        Stock        During the
                                          --------------------------                   Paid-in      Subscription     Development
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


                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                       Deficit
                                                                                                                    Accumulated

                                               Common Stock                            Additional        Stock        During the
                                         --------------------------                     Paid-in      Subscription     Development
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


                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)
                                                                                                                      Deficit
                                                                                                                   Accumulated

                                                        Common Stock                   Additional        Stock      During the
                                                  --------------------------            Paid-in      Subscription  Development
                                                Shares               Amount             Capital       Receivable      Stage
                                              ----------          -----------          -----------   -----------   -----------

Balance, December 31, 1997                    25,295,054          $    25,295          $ 4,876,876   $      --     $(3,553,015)

Common stock issued as a complete exercise of the "B" warrants associated with the convertible debenture at $0.03

 per share                                     4,700,000                4,700              136,300          --            --

Common stock issued as a
 partial exercise of warrants
 for cash at $0.25 per share                      35,000                   35                8,715          --            --

Common stock issued in
 settlement of debt at $0.45
 per share                                     1,583,791                1,585              711,121          --            --

Net loss for the year ended
 December 31, 1998                                  --                   --                   --            --      (2,081,671)
                                              ----------          -----------          -----------   -----------   -----------

Balance, December 31, 1998                    31,613,845               31,615            5,733,012          --      (5,634,686

Issuance of debenture,
 convertible at less than
 market value                                       --                   --                400,000          --            --

Common stock issued for
 conversion of debenture at
 $0.20 per share                               5,000,000                5,000              995,000          --            --

Common stock issued for
 exercise of warrants at
 $0.20 per share                                 400,320                  400               79,664          --            --

Net loss for the year ended
 December 31, 1999                                  --                   --                   --            --      (1,450,698)
                                              ----------          -----------          -----------   -----------   -----------

Balance, December 31, 1999                    37,014,165               37,015            7,207,676          --      (7,085,384)

Issuance of convertible
 debenture at less than market
 value (unaudited)                                  --                   --                129,795          --            --

Net loss for the period ended
 September 30, 2000
 (unaudited)                                        --                   --                   --            --         (15,936)
                                              ----------          -----------          -----------   -----------   -----------

Balance, September 30, 2000
 (unaudited)                                  37,014,165          $    37,015          $ 7,337,471   $      --     $(7,101,320)
                                              ==========          ===========          ===========   ===========   ===========


                                VENTURETECH, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                                   From

                                                                            For the             Inception on
                                                                       Nine Months Ended         January 1,
                                                                         September 30,          1986 Through
                                                                 --------------------------    September 30,
                                                                     2000          1999            2000
                                                                 -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $   (15,936)   $  (931,643)   $(7,101,320)
   Adjustments to reconcile net (loss) to
    net cash used by operating activities:
     Common stock issued for services                                   --             --           34,259
     Debentures and warrants issued at
       less than market value                                        129,795        400,000        529,795
     Depreciation and amortization                                    66,264         56,105        518,514
     Loss on sale of investments                                        --             --           20,390
     Net loss on disposition of asset                                   --             --        1,400,000
     Unrealized (gain) loss in marketable
       securities                                                   (261,568)      (266,849)      (378,456)
     (Gain) loss on marketable securities                           (576,565)          --         (576,565)
   Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivables and other assets                                  (116,313)        (4,016)      (239,805)
     Increase (decrease) in accounts
      payable and other current liabilities                         (114,626)        27,556         (1,310)
                                                                 -----------    -----------    -----------

       Net Cash Used by Operating Activities                        (888,949)      (718,847)    (5,794,498)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of investments                                           (43,901)          --         (422,214)
   Sale of investments                                               656,409           --          663,519
   Purchase of fixed assets                                           (1,940)          --         (259,664)
   Disposal of fixed assets                                             --             --            3,223
   Purchase of license fees                                             --         (130,000)    (1,575,000)
                                                                 -----------    -----------    -----------

       Net Cash Provided (Used) by Investing

        Activities                                                   610,568       (130,000)    (1,590,136)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of convertible debenture                                    --             --          175,000
   Conversion of debt to equity                                         --             --           75,902
   Proceeds from notes payable                                       365,137        933,705      6,713,747
   Payments on notes payable                                            --          (20,000)          --
   Common stock issued for cash                                         --             --          515,963
   Shareholder assessment                                               --             --            8,722
                                                                 -----------    -----------    -----------

       Net Cash Provided by Financing Activities                 $   365,137    $   913,705    $ 7,489,334
                                                                 -----------    -----------    -----------


                                VENTURETECH, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                   From

                                                                            For the             Inception on
                                                                       Nine Months Ended         January 1,
                                                                         September 30,          1986 Through
                                                                 --------------------------     September 30,
                                                                     2000        1999               2000
                                                                 ----------   ----------         ----------

NET INCREASE (DECREASE)
 IN CASH                                                        $   86,756   $   64,858         $  104,700

CASH AT BEGINNING OF PERIOD                                         17,944       53,324               --
                                                                ----------   ----------         ----------

CASH AT END OF PERIOD                                           $  104,700   $  118,182         $  104,700
                                                                ==========   ==========         ==========


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                                      $     --     $    4,167         $    6,667
  Income taxes                                                  $     --     $     --           $     --

NON CASH FINANCING ACTIVITIES:

  Conversion of debt into additional                            $     --     $     --           $   75,902
  Common stock issued in settlement                             $     --     $     --           $5,979,235
  Conversion of debenture and warrants to
    common stock                                                $     --     $  856,405         $  525,526
  Debenture and warrants issued at less
    than market value                                           $  129,795   $  400,000         $  529,795


                                VENTURETECH, INC.
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The result of operations for periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through September 30, 2000. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. This will be accomplished through the use of convertible debentures. Management believes the funds will more likely than not be successfully raised, but there can be no assurance of this. Additionally, the Company intends to use the marketable securities as additional cash flow. The Company expects that it will need $500,000 of additional funds for operations and expansion in 2001. In the first quarter of 2000, the Company sold 95,000 of 200,000 shares of its marketable securities for proceeds of $622,243. During the third quarter of 2000, the Company sold 6,000 additional shares of its marketable securities for proceeds of $34,166.

NOTE 3 -      MATERIAL ITEMS

              The Company's license to operate in Antigua expired in July 2000. However, E- Casinos' subsidiary continues to operate and intends to become compliant with the laws of Antigua.

              In April 2000, the Company entered into an agreement with APTECH Limited (APTECH), whereby APTECH would provide development services for a gaming education community portal. Each month APTECH is to issue the Company an invoice for a value equivalent to 50% of the value of expenses incurred in that month. Additionally, APTECH would issue a demand notice for the remaining 50% to be paid in the form of equity shares from the Company. The shares to be received by APTECH every month shall be issued by VentureTech at the lower of either an average of the current market values, as reported on NASDAQ, of its shares on the close of the previous 5 trading days before the date of demand notice or $1 per share. The shares are to be issued within 10 days from the date of the demand notice.

                                VENTURETECH, INC.
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 3 -      MATERIAL ITEMS (Continued)

              In May 2000, the Company entered into an agreement with Wiremix Media, Inc. (Wiremix), whereby Wiremix would assist with the product development done by APTECH as well as the marketing of Asiacasino.com. The Company's obligation is approximately $6,000 per month for an initial period of three months. Wiremix will receive 50% of the invoices in form of equity shares from the Company.

Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

         Venture Tech, Inc. (the "Company"), a development stage company, has incurred losses from its inception through September 30, 2000. Since 1995, the Company has engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino-style gaming, entertainment, information and financial transaction services over the worldwide Internet. The Company further intends to leverage its anticipated client base of Internet gaming players to the more expansive world of electronic commerce ("e-commerce") for purchase of more basic commodities and services.

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

Results of Operations

         Three Months Ended September 30, 2000 ("Third Quarter of
         2000") Compared With The Three Months Ended September 30, 1999 ("Third Quarter of 1999")

         The Company began gaming operations for real money and first realized revenues in July 1999. For the third quarter of 2000, the Company realized revenues of $29,785. Revenues of $9,526 were recorded in third quarter of 1999, reflecting only partial quarter operations. Cost of sales for the third quarter of 2000 was $10,989, or 36.9% of revenues, compared to $3,669, or 38.5% for the same period in 1999, resulting in gross margins of $18,796 and $5,857 for third quarters 2000 and 1999, respectively. Cost of sales includes royalties incurred on gambling activities and payable to Starnet Systems International Inc. ("SSII"), and bank discount fees incurred by the Company for the acceptance of credit cards. Cost of sales are expected to remain at this percentage level for the foreseeable future, but may change depending on terms associated with the Company's renewal of its gaming license with a licensing jurisdiction or change in status to a sub-licensee.

         The slower than expected growth in casino-generated revenues is attributed to the Company's initial focus on the Asian market.

level for the foreseeable future, but may change depending on terms associated with the Company's renewal of its gaming license with a licensing jurisdiction or change in status to a sub-licensee.

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

         General and administrative expenses for the third quarter of 2000 decreased 36.9% to $222,014 from $351,817 for the comparable 1999 period. This decrease is primarily due to the payment of approximately $175,000 in fees to a public relations firm in the third quarter 1999 in connection with promoting the Company to the investment community given that gaming operations had just commenced and the Company's profile would likely be enhanced.

         Depreciation and amortization for the third quarter of 2000 decreased 42.1% to $22,088 compared to the 1999 period. The decrease was primarily due to the recognition of software and gaming license amortization that was initiated in third quarter of 1999 with the commencement of on-line gaming operations.

         The Company's loss from operations for the third quarter of 2000 was reduced to $225,306 as compared to a loss of $384,107 for the 1999 period. The reduction in third quarter loss from 1999 to 2000 is primarily attributed to an out of the ordinary outlay resulting from a singular public relations campaign expensed in third quarter 1999. There was no such effort carried out in the comparable third quarter of 2000.

         The Company earned interest and dividend income of $6,176 for the third quarter of 2000 compared to $-0- for the comparable period in 1999. The 2000 interest and dividend income resulted from funds held in the Company's brokerage and money market accounts. These funds were primarily the result of the sale of marketable securities by the Company in first quarter 2000. The Company had interest expense of $10,996 for the third quarter of 2000 compared to $64,494 for the same 1999 period.

  Interest expense in third quarter of 1999 primarily resulted from payment of interest on monies advanced to the Company in the form of a convertible debenture and the issuance of debentures and warrants at less than market value. The Company recorded an additional $50,000 in interest expense to reflect a revised debt conversion/warrant component of a convertible debenture originally issued in first quarter 1999. The revised debenture was convertible into shares of the Company's common stock at $0.20 per share, which amounts to a $0.04 difference in the price of the stock at closing on the date of issue. The $50,00 reflects the additional difference in fair market value of the stock should the entire debenture and attached warrants be converted. Previously, the Company had recorded $350,000 in interest expense to reflect the terms of the original debenture. At September 30, 1999, $856,405 of the $1 million authorized had been converted into shares of common stock.

         During the third quarter of 2000, the Company sold certain investment securities and subsequently recorded a realized gain of $29,426 at the end of the quarter on the sale. In addition, the Company also recorded an unrealized gain of $56,306 on the marketable securities held by the Company as a result of its previous conversion of a convertible debenture with Ocean Power Corporation ("PWRE") and the purchase of marketable securities of Asian Star development ("ASTV") in second quarter 2000. The aggregate amount of gain totaled $85,732. In third quarter 1999, the Company recorded $266,849 in unrealized gain on its marketable securities. PWRE has submitted its initial Form 10SB registration statement, as well as a follow-on Amendment #1, to the Securities and Exchange Commission ("SEC"). The Company reasonably believes that its PWRE shares will continue to provide a viable source of capital for operations in 2000 and beyond.

         The Company reported a net loss of $144,394 for the third quarter of 2000 compared to a loss of $181,752 for the comparable 1999 period. While the end results are reasonably similar, the two periods each had extraordinary transactions that materially affected the bottom line. In the third quarter of 2000, the Company recorded a realized and unrealized gain on marketable securities of $85,732 compared with $266,849 for the similar period in 1999. In third quarter of 1999 the Company recorded interest expense of $64,494 on debt and the issuance of a convertible debenture at less than market value. In the similar period in 2000, the Company only recorded $10,996 in interest expense. In addition, in the third quarter of 1999, the Company recorded an extraordinary expense of approximately $175,000 in connection with a promotional campaign initiated by the Company.

         Nine Months Ended September 30, 2000 Compared With the Nine Months Ended September 30, 1999.

         For the first nine months of 2000, the Company had revenues of $129,590 compared with $9,526 for the first nine months of 1999, reflecting that gaming operations for real money did not begin until the third quarter of 1999. Cost of sales for the first nine months of 2000 was $41,897, or 32.3%, compared to $3,669, or 38.5% for the same period in 1999, resulting in a gross margin of $87,693 for the nine month period ended September 30, 2000 compared with $5,857 for the same period in 1999. In response to a anticipated decline in revenues from second quarter to third quarter 2000, the Company has made modifications to the design of its website to better entice prospective Chinese speaking players to its gaming operations.

         General and administrative expenses for the first nine months of 2000 increased slightly to $727,408 from $721,398 for the comparable 1999 period. While the results are similar, factors impacting the two years are materially different. 1999 expenses include material expenditures related to the promotion of the Company to the investment community, whereas 2000 general and administrative expenses are primarily attributable to expenditures associated with nine full months of operation of the Company's on- line casino. As of September 30, 1999, the Company's on-line casino had only been in operation for less than three months. Factors contributing to the 2000 increase, above and beyond the material promotional expenses in 1999, include the addition of staff and consultants in support of casino operations, an increase in office expense in support of added personnel, inclusion of amortization expense for the Company's gaming and software licenses, legal and professional fees, and promotional expenses related to the acquisition of prospective players for the Company's website.

         Depreciation and amortization for the first nine months of 2000 increased 18.1% to $66,263 compared to the same 1999 period. The increase in 2000 was primarily due to the recognition in the period of software and gaming license amortization that was only initiated in the latter half of 1999 with the commencement of on- line gaming operations. The Company's loss from operations for the first nine months of 2000 was $705,978 compared to a loss of $771,646 for the 1999 period. The decreased loss in 2000 is primarily attributed to the recognition of gaming revenues for a full nine months versus less than 3 months for the same period in 1999.

         The Company earned interest and dividend income of $16,644 for the first nine months of 2000 compared to $-0-for the comparable 1999 period. The 2000 interest and dividend income resulted from funds held in the Company's brokerage and money market accounts. The Company had interest expense of $164,735 for the first nine months of 2000 compared to $426,965 for the same 1999 period. Interest expense in 2000 primarily resulted from payment of interest on monies advanced to the Company in the form of a convertible debenture and the issuance of debentures and warrants at less than market value. The Company recorded $129,795 in interest expense in first quarter 2000 to reflect the debt conversion /warrant component of a convertible debenture. At September 30, 1999, the Company had recorded $400,000 in interest expense to reflect the debt conversion/warrant component of a convertible debenture issued in 1999. Aside from these convertible debenture transactions, interest on other debt obligations amounted to $34,940 for the first nine months of 2000 compared with $26,965 for the same period in 1999.

         During the first nine months of 2000, the Company sold certain investment securities realizing a gain of $576,565. There were no such transactions during the first nine months of 1999. The Company also recorded $261,568 in unrealized gain on marketable securities held by the Company during the first nine months of 2000 compared with $266,849 for the same period in 1999.

         The Company recorded a net loss of $15,936 for the first nine months of 2000 compared to a net loss of $931,762 for the first nine months of 1999. The improvement in the 2000 profit position is primarily attributed to the realized and unrealized gain on marketable securities held by the Company.

Net Operating Losses

         The Company has accumulated approximately $7,101,320 of net operating loss carryforwards as of September 30, 2000, that may be offset against future taxable income through 2021 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities and through other debt instruments, such as convertible debentures. The Company reasonably expects to continue to do so in the future. At September 30, 2000, the Company had working capital of $9,069 compared to $66,869 at December 31, 1999. The decrease is primarily attributed to an increase in loss from operations, as well as amortization of current licensing assets and the assumption of current debt liability.

         At  September  30,  2000,   the  Company  had  a  note   receivable  of
approximately $214,000 representing a secured note due from an unrelated company. Also at September 30, 2000 the Company had $104,700 in cash compared to $17,944 at December 31, 1999. The increase in cash is attributed to the Company's sale of investment securities owned by it and funds advanced to the Company at various times during the first nine months of 2000 by a third party.

         As of September 30, 2000, the Company had total assets of $917,220 and total stockholders' equity of $273,166 compared with total assets of $552,849 and total stockholders' equity of $159,307 at December 31, 1999. Assets and stockholders' equity increased in the first nine months of 2000 primarily due to appreciation of the Company's investment in PWRE from year-end 1999.

         For the nine months ended September 30, 2000, cash used by operating activities increased to $888,949 compared to $718,847 for the comparable 1999 period. This 23.7% increase is primarily attributed to reductions in accounts payable, payment of periodic license fees, advances made to an unrelated company pursuant to a secured note receivable and an increase in general and administrative expenses.

         Also during the first nine months of 2000, the Company realized cash from investing activities of $610,568 compared to cash used of $130,000 in the comparable 1999 period. The 2000 results are primarily due to the sale of marketable securities. In addition, the Company realized cash from financing activities of $365,137 in the first nine months of 2000, pursuant to advances made against the issuance of a convertible debenture in 2000, compared to $913,705 in similar advances made during the comparable 1999 period.

         In January 2000, the Company authorized a convertible debenture for up to $500,000 to repay funds advanced to the Company by Enterprise Capital, Inc. The debenture only applied to funds received by the Company through April 3, 2000. The Company received $324,488 of such funds during the qualifying period. The debenture carries an interest rate of 12% per annum and provides for a two-year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at $0.15 per share. Each converted share includes the right to purchase an additional share of common stock at $0.15 per share for a five-year period commencing from the date of original conversion. No shares were converted in the first nine months of 2000.

         In September 1999, the Company authorized a convertible debenture for up to $1,000,0000 to repay funds advanced to the Company by Enterprise Capital, Inc., in conjunction with VanAus Investments Ltd. The debenture was issued to repay $379,458 in previously advanced funds advanced to the Company during 1999 and supercedes a previous debenture issued in January 1999.

The debenture carried an interest rate of 10% and provides for a two year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at the conversion price of $.20 per share. Each converted share includes the right to purchase an additional share of common stock at $.20 per share for a five year period commencing from the date of original conversion. At December 31, 1999 the Company converted the balance of the debenture into common stock as well as $80,064 of the attached warrants. There were no warrant conversions in the quarter ended September 30, 2000 and total shares issued pursuant to this debenture and attached warrants as of September 30, 2000 are 5,400,320.

         In 1999, in connection with the Company's license agreement with SSII, the Company's subsidiary, EuroAsian E-Casinos International Ltd., was granted a virtual casino gaming license from the government of Antigua. SSII agreed to advance funds for the gaming license in return for installment payments totaling $120,000. As of September 30, 2000, the Company has paid $60,000, leaving a balance still owed of $60,000. The Company has also paid SSII $90,000 towards its software technology license, leaving a balance owed of $10,000.

         The Company's license to operate its gaming facilities under the jurisdiction of Antigua expired in July 2000. EuroAsian E- Casinos intends to come into compliance with the jurisdiction's licensing requirements by either renewing its prior license or obtaining a sublicense from an existing Antiguan licensee.

         During the remainder of fiscal year 2000, the Company anticipates meeting its cash and working capital needs primarily from the private sale of its shares or convertible instruments and revenues generated from operations.

Effect of Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

         The Year 2000 issue results from a computer industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through October 31, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue nor has it been made aware of or experienced date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, it continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         On Monday, September 25, 2000, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Company's principal offices in North Vancouver, B.C. At the Meeting, the following incumbent directors were elected, by the indicated vote, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

             Nominee                     For            Against      Abstain
             -------                  ----------       ---------    ---------
    Kenneth F. Fitzpatrick            22,130,492       -0-           136,966
    G. Michael Cartmel                22,130,492         200         136,966
    Craig J. Bampton                  22,130,492       2,200         136,966

         Shareholders were also asked to ratify the appointment of H J & Associates, LLP, formerly Jones, Jensen & Company, as independent auditors for the Company's fiscal year ending December 31, 2000. The proposal carried by a vote of 21,862,990 for, 345,250 against and 54,257 abstaining.

         A proposal was made to amend the Articles of Incorporation to change the Company's authorized capitalization by adding a new class consisting of 20,000,000 shares of preferred stock. The proposal carried by a vote of 9,953,205 for, 768,566 against, and 56,917 abstaining.

         Shareholders were also asked to ratify the proposal to adopt the Venture Tech, Inc. 2000 Stock Incentive Plan. The plan would provide for the grant of equity based, long-term incentives to attract and retain key employees, officers, directors and others who provide personal services of substantial benefit or value to the Company. Under the Plan, the maximum number of shares of common stock represented by grants of options is 3,000,000 shares. The proposal carried by a vote of 10,020,357 for, 666,614 against, and 91,717 abstaining.

         Other proposals made at the Meeting included the proposal to empower the Board of Directors to proceed with certain acquisitions related to the operation of a family entertainment center on terms to be determined and approved by the Board. The proposal carried by a vote of 22,269,258 for, 0 against, and 0 abstaining.

Item 5.           Other Information

         This Item is not applicable to the Company.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedules

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended September 30, 2000.

                                   SIGNATURES

                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VENTURE TECH, INC.



Date:  November 20, 2000              By: /S/ WILLIAM D. BAKER
                                         ----------------------
                                              William D. Baker
                                              Vice President and Chief
                                              Executive Officer

Date:  November 20, 2000              By: /S/ CRAIG J. BAMPTON
                                         ----------------------------
                                              Craig J. Bampton
                                              Vice President, Chief Financial
                                              Officer, Principal Accounting
                                              Officer and Director
                                      -26-