Form 10KSB
period 2000-12-31
VENTURETECH INC
filed 2001-04-02
CIK 1017483

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X]       Annual Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934
             For the Fiscal Year Ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $169,919

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $2,888,846 (Based on price of $.07 per share on March 30, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                      Outstanding as of March 15, 2001
Common Stock, Par Value $0.001                           65,801,194

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [  ]  No [X]

                               VENTURE TECH, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page

Item 1.         Business................................................    3

Item 2.         Properties..............................................   19

Item 3.         Legal Proceedings.......................................   20

Item 4.         Submission of Matters to a Vote of Security
                  Holders...............................................   20

                                     PART II

Item 5.         Market for Registrant's Common Equity and
                  Related Stockholder Matters...........................   20

Item 6.         Management's Discussion and Analysis of

                Financial Condition and Results of Operations...........   25

Item 7.         Financial Statements and Supplementary Data.............   31

Item 8.         Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................   63

                                    PART III

Item 9.         Directors and Executive Officers of the
                  Registrant............................................   63

Item 10.        Executive Compensation..................................   66

Item 11.        Security Ownership of Certain Beneficial

                Officers and Management.................................   67

Item 12.        Certain Relationships and Related Transactions..........   68

                                     PART IV

Item 13.        Exhibits, Financial Statement Schedules, and

                Reports on Form 8-K.....................................   71

                Signatures..............................................   72

                                                                          PART I

Item 1.  Business

         Venture Tech, Inc. ("Venture Tech" or the "Company") is engaged in the business of acquiring distressed and undervalued transaction based companies in order to develop their business to full potential. The Company's primary area of interest is in transaction based businesses that provide a recurring revenue stream from any transaction that does not involve physical delivery of goods.

         History

         The Company was organized on July 19, 1948 under the laws of the State of Idaho as Giant Ledge Mining Company and since that time has pursued a variety of businesses. In 1992 the name of the Company was changed to Venture Tech, Inc. On October 25, 1999, the Company's shareholders approved a proposal to change the Company's domicile of incorporation from Idaho to the State of Nevada. The change is anticipated to be completed during fiscal 2001.

         On March 4, 1996, the Company entered into a licensing agreement with CasinoWorld Holdings, Ltd. ("CWH"). Pursuant to the agreement, CWH granted to the Company a nonexclusive license to use and market CWH's Virtual CasinoWorldTM software and hardware applications, know-how, trade secrets, copyrights and trademarks. The Company was obligated to market, finance and contribute one or more foreign gaming licenses under a separate operating agreement with CWH.

         Through August 1998, the Company made approximately $1,300,000 in license payments to CWH in anticipation of receiving a fully operational and reliable gaming website. In August 1998, the Company determined that CWH would not be able to adequately provide such a website and operational services and, accordingly, discontinued its relationship with CWH. In March 1999, the Company entered into a nonexclusive software license agreement with Starnet Systems International Inc., ("SSII") to provide the Company with a complete turn-key computer hardware, software and customer support package for the operation of one or more online casino websites.

         On February 16, 2001, Venture Tech, Inc. announced the acquisition of Gamecasters, Inc. ("Gamecasters"), a Nevada Corporation. Pursuant to the terms of the acquisition, the Company acquired all of the outstanding common stock and 40% of the outstanding preferred stock of Gamecasters. In exchange for the Gamecasters shares, the Company issued 20,000,000 shares of authorized, but previously  unissued  common stock,  and 10,000,000  shares of  authorized,  but previously unissued preferred stock. In addition, the Company issued stock purchase warrants for the purchase of 20,000,000 shares of the Company's preferred stock ("Preferred Share Warrants"). The Preferred Share Warrants are exercisable for a period of five years at the exercise price of $.50 per share. Each preferred share is convertible into 10 shares of common stock. At the time of the offer to acquire Gamecasters shares on December 27, 2000, the Company's common stock was trading at $.05 per share and there were a total of 44,569,515 common shares issued and outstanding.

         Gamecasters owns a variety of virtual reality simulators, video gaming equipment, certain intellectual property rights and proprietary CyberTrak software technology designed for use in Family Entertainment Centers ("FEC's"), other amusement centers and theme parks. Gamecasters also owns restaurant equipment, computer equipment, sound equipment, laser tag arena equipment and card reader equipment. The equipment is currently located in an FEC located in Ottawa, Ontario, Canada, a facility operated by Cyberdome Entertainment, Inc. ("Cyberdome"). Gamecasters provides the equipment and the use of its other assets in exchange for a major share of the total revenue generated from the Cyberdome operation. Cyberdome has also agreed to participate in The Gamecasters Players Club, a membership based organization that intends to operate both online and offline.

         In purchasing 40% of Gamecasters preferred stock, the Company acquired 4,000,000 shares of outstanding Gamecasters preferred stock from Eric Hutchingame, presently Chief Executive Officer of Gamecasters and Chairman of the Company's Board of Directors. The preferred shares were acquired in exchange for the assignment to Mr. Hutchingame of all Cyberdome indebtedness to the Company, totaling approximately $232,000. Following the closing of the acquisition, there will remain outstanding 6,000,000 shares of Gamecasters preferred stock, which shares shall be convertible into shares of the Company's common stock on a one share for one share basis. Also, Gamecasters has outstanding stock purchase warrants, issued to 888258 Ontario Ltd., a company owned by Mr. Hutchingame and his family, to acquire up to 10,000,000 shares of Gamecasters common stock for the exercise price of $0.001 per share.

         On November 12, 1999, the Company and Cyberdome entered into a memorandum of understanding (the "MOU") whereby the Company was to acquire Cyberdome on terms to be negotiated by the parties. In connection with the MOU, the Company agreed to provide loans to Cyberdome, secured by the equipment and a guarantee of Hutchingame Growth Capital (a division of 888258 Ontario Ltd.), owned and operated by Mr. Hutchingame, prior to the acquisition

         Following a period of due diligence, management concluded that there were certain impediments that made the acquisition unfavorable for the Company. A key impediment was the refusal by Cyberdome's landlord to agree to a change of control in favor of a company in the online gambling business. Their agreement to a change of control was a requirement under the terms of Cyberdome's lease. In response to Venture Tech's continued interest in the revenue streams offered by Cyberdome's facility, Mr. Hutchingame incorporated Gamecasters, which acquired certain video games and equipment. Gamecasters then entered into a long-term revenue sharing agreement with Cyberdome in exchange for the use of Gamecasters' equipment. Gamecasters also acquired marketing rights, know-how, intellectual property and technology that were deemed essential for growing an interactive entertainment enterprise. As a consequence, Gamecasters provided all the benefits of acquiring Cyberdome without any of the perceived legal or financial impediments. In addition, Gamecasters brought to the Companytechnology, rights and intellectual property that Cyberdome did not possess.

         Neither the Company nor Gamecasters shareholders employed a financial adviser for the transaction. All the shareholders of Gamecasters were arms length parties to the Company and the valuation of Gamecasters was carried out by Company management. The value of Gamecasters, a privately held corporation, was based on a mixture of the physical assets owned, the present value of discounted cash flows, present value of discounted the cash flow of income forecasts and the value of the proprietary software.

         On March 8, 2001, the Company completed the sale of its wholly owned subsidiary EuroAsian E-Casinos International, Ltd., ("EuroAsian"), an Antigua corporation that operates Asia Casino (www.asiacasino.com), an online gambling casino, and E-Casinos(www.ecasino.com) a gambling portal. The Company sold its 100% interest in EuroAsian to Nexus Marketing, Inc. ("Nexus"), a British Columbia corporation for the purchase price of $350,000. The purchase price will be reduced by any and all outstanding license fee amounts, whether due or accrued, which is estimated to be approximately $160,000. Under the terms of the agreement, the balance of approximately $190,000 will be paid to the Company by EuroAsian paying a percentage of gross revenues generated by the EuroAsian operations. Interest on the outstanding amount will accrue at the rate of 10% per annum. The Company will transfer the appropriate domain names used by EuroAsian when full payment has been made in accordance with the terms of the agreement.

         As a result of the sale of Euro Asian, the Company is ceasing its online gambling business. Following the Company's recent purchase of Gamecasters, Inc., the focus of the Company's activities has shifted to the interactive gaming (non gambling) industry* and to other areas that provide for transaction-based revenues. Management believes that this change in business will provide the Company with more growth opportunities without the legislative barriers to success associated with online gambling.

Business Development

         In order to create a common marketing theme across a variety of industries, the Company intends to introduce in 2001 a membership program, the Gamecasters Players Club ("GPC"). This program will ultimately enable members to enter into a variety of transactions in various industries with future channel partners through the use of a multi-purpose membership card. This card might be used by a member to play an amusement device, make a telephone call, then withdraw cash from an ATM machine.

         Transactions occur through the use of a wide variety of devices including Internet access machines, Internet websites amusement devices, cash machines and public phones. Each of these share a common characteristic in that they provide a service for a fee. In order to generate transaction based revenue, the Company long-term objective is to become involved in a number of market segments, each of which has its own unique characteristics and the potential for large numbers of transactions. In the short-term management intends to establish a position in the interactive entertainment industry.

         The Company's initial focus is on transactions that generate a revenue stream from providing an entertainment experience, such as a virtual reality simulator, in exchange for a fee. Accordingly, the Company has entered into an agreement with Cyberdome, a Virtual Reality Theme Park located in Ottawa, Ontario, Canada. The Company has located a variety of amusement devices in CyberDome and has plans to expand its base of locations by entering into arrangements with partners/affiliates. This will enable GPC members to use the amusement devices in multiple locations. The GPC membership benefits will include discounts on game play and gaming merchandise and a loyalty program, where points can be redeemed for game play, merchandise and travel.

         In a typical coin-operated business, the ability to track customer play or preferences in order to customize offerings to that customer has been limited. In response to this limitation, the Company created the proprietary cash replacement CyberTrak management and marketing tool for managing any facility that contains multiple revenue streams. The Company does not intend to sell CyberTrak, rather it will license it to future partner locations for a share of increased facility revenue and savings as it has done with Cyberdome where CyberTrak is currently being used in the operation.

         CyberTrak is an integrated modular system that provides the ability to monitor and manage any elements that would impact customer satisfaction. This monitoring can be accomplished on site or remotely over the Internet. CyberTrak provides hourly, daily, weekly, monthly or annual reports on all critical systems and provides for instant alerts to a pager, phone or e-mail address when problems arise. The software modules include ticketing, scheduling, cash control, game control, inventory control, time clock, employee scheduling, employee management, membership management, standard and custom reporting, laser tag game scheduling, remote center management (Internet enabled reporting), and automatic reporting when a machine malfunctions.

         The Company intends build a membership base of players who can then play without regard to their specific location by providing tournament play. The Company has the ability to "tournament- enable" older machines, which involves enabling these machines to identify the player and transmit their score through a modem connection. In order to "tournament enable" a machine, a custom- made hardware device needs to be installed in order to interface with the game's control signals. The Company will contract out the development of the hardware interface and then use its CyberTrak software to manage the network. Management also intends to create a ranking system for players and in addition, track individual preferences in order to provide customized entertainment offerings. It is management's belief that if the Company's tournament-enabled machines deliver a large group of players to partner locations, they will be willing to share the revenue.

         The Company has developed its current strategy because management believes the amusement industry is going through a period of consolidation after experiencing negative growth over the past few years. One exception has been games that provide redemption, that is the player can win a prize and compete in tournaments. The expectation of winning either prizes or cash continues to be a significant motivator for players. In addition to obtaining membership through strategic partnerships, the Company intends to acquire "operator routes" (a geographic grouping of amusement devices) as a means of increasing its reach, providing members with play opportunities and generating significant cash flow. It will install tournament-enabled machines in the locations which are on these routes, thereby enabling the Company to potentially sign up new members and generate tournament fees.

         The Company intends to seek out and potentially acquire undervalued or distressed companies in the industry with a view to integrating their operations. In addition, the Company plans to acquire companies whose owners are seeking succession arrangements because the owner/operators do not have a means of carrying on the family business. It is a key element of the Company's acquisition strategy that the acquired companies contribute to membership building and either be immediately cash flow positive or achieve this in the short term.

Products and Services

         The Gamecasters Players Club

         The Company plans to introduce during 2001 a membership program to be known as The Gamecasters Players Club ("GPC"). GPC will provide players with a permanent membership card and entitle the member to discounts on entertainment, participation in a membership loyalty program, use of the card at participating partner/affiliate locations, members only tournaments, club rankings with prizes for top players and a number of other benefits including discounts on gaming related merchandise.

         Operating Facility - Cyberdome

         The Company currently has a long-term agreement with an operating facility, which showcases all of its products and services. The Cyberdome facility located in Ottawa, Ontario, Canada is a fully functioning Family Entertainment Center. The facility provides the Company with a unique opportunity, not only to earn operating revenue but also to use the location as a beta site for all of its future products and services.

         Amusement Devices

         The Company's Gamecasters subsidiary owns a variety of amusement devices which are networked through a Local Area Network and interface with an Internet enabled reporting system. The devices are accessed using a card system made by a third party supplier using the Company's own proprietary software ("CyberTrak") that enables the Company to track the activities of both GPC members and the devices. The devices include many popular current models of video games and some older, more established ones such as air hockey and pool tables. In order to play, players must buy a card that is credited with a specific amount of money. The card is then inserted into a machine and the appropriate amount is deducted from the card.

         Gamecasters Tournaments

         Providing tournament play is becoming a popular means to increase revenues in the industry and virtually all of the game manufacturers have introduced some tournament enabled machines. In addition, older machines are being retrofitted to enable game scores to be captured and uploaded to a central computer in order to display these and create a ranking system. The Company intends to use its own machines, as well as making affiliate arrangements to allow its GPC members to play other machines.

         In order to attract members and provide them with compelling gaming opportunities, Gamecasters intends to provide gaming tournaments, both online and offline. Gamecasters has a number of strategic assets that it will employ in order to set up and grow a network of tournament machines. It intends to offer potential partners the use of its proprietary CyberTrak Management Information software as a means of attracting locations to participate and to include these locations in the Gamecasters Tournament Network. Each revenue source reinforces the primary goal of building membership in GPC while providing a number of benefits to industry operators as well as to GPC members. The operators will be offered, on a shared revenue basis, gaming equipment, a management software application (CyberTrak) that will potentially reduce expenses and increase revenues, a tournament network capability and referrals of GPC members to partner facilities.

         Gamecasters Online

         The Company intends to launch its registered website, gamecasters.com, in fiscal 2001, so that its members will have a place to check their tournament standings and also to provide members with a portal to online play opportunities. Gamecasters intends to become affiliated with the best online play sites and refer its members to these sites. In doing so, it hopes to generate referral fees from affiliated sites without the requirement to develop its own online games.

         Gamecasters.com is intended to become a comprehensive online database of entertainment software for consumers and gamerplayers. The site will be designed to have numerous features such as data on thousands of games, technical information, demos, and strategic links. It intends to feature all the normal elements of a product listing along with a Gamecasters rating representing a consensus of opinion of its members, thus providing the consumer with a much stronger directional indication of the product's rating.

         The target market for the site will be 15 to 35 year old male and female gamerplayers who would tend to play online games, console based games such as Sony, Sega and Nintendo, as well as enjoying playing at a land-based entertainment center. The content for the site will feature stories, news and information of interest to gamers and will also provide coupons, discounts and other incentives from affiliated locations to GPC members.

Transaction Referral Fees

         Each time a GPC member conducts a transaction with a machine owned by the Company or an affiliate, the member will accumulate frequent player points. If the transaction occurs at an affiliate site, the Company will earn a referral fee on the transaction. These referral fees will occur both online, from affiliate websites, and onsite at physical locations. In order for physical sites to become Gamecasters affiliates, they will require a card reader for each machine, capable of reading the member information from the Gamecasters Member Card and transmitting this information to the Company. The Company expects that it will be required to fund and install this equipment in most affiliate locations along with the CyberTrak software in order to accurately account for game play and referral fee income. Since GPC members will normally already have game play credit balances on their card, the Company will pay the affiliate for the games played at the affiliate facility, less the agreed upon transaction referral fee. The Company also plans to install third party cash machines in each affiliate location that will enable members to credit their cards and allow new members to be issued cards.

Potential Market

         The interactive entertainment industry which includes arcades, gaming consoles and software, is an estimated to be an $18 billion industry and has been growing at about a 25% annual rate. (Source: Activision, Inc. Annual Report and International Development Group). Initially the Company will concentrate on the coin operated ("coin-op") portion of the market where it intends to install and/or convert machines to card operated, network enabled, tournament enabled machines. The Company's primary area of interest and growth will be in specialized arcade games such as tournament enabled games.

Distribution Channels

         The traditional distribution network in the coin-op industry depends on a network of distributors and operators who act as middlemen between the manufacturer and the locations in which the equipment will operate. The distributors represent various manufacturers in a specific territory, purchasing equipment, supplies and spare parts from the manufacturers and providing support to the operators or locations that they sell to. Operators buy the equipment from distributors and "place" the equipment in various locations on a revenue sharing basis with the location owners. In some cases the locations purchase the equipment directly from the distributors, thereby eliminating the operators. The benefits of the locations using an operator are principally financial since the location owners are not required to invest any of their cash in the machines and can have machines rotated on a regular basis in order to keep the gaming experience relatively fresh for their customers. The distribution chain is as follows: Manufacturer ---> Distributor ---> Operator ---> Location.

         Manufacturers

         The coin operated amusement device industry is dominated by a handful of large manufacturers who are continually introducing new games. The largest of these are: Midway, Merit Industries, Namco, Intelligent Technologies and Sega.

         Although the Company does not intend to enter the manufacturing portion of the business, it does intend to make its GPC card compatible with the reader devices of the major manufacturers in order to allow members to play on a variety of machines, thereby increasing the value of GPC membership.

         Distributors

         Distributors  operate in specific  geographic  areas and buy  equipment
from   manufacturers   that  they  resell  to  operators  and  locations.   Many
distributors also carry out the role of operators.

         Operators

         Operators are companies who install and service games including video games, pinball machines, pool tables and cranes at "street" locations such as hotels, taverns and restaurants. They may also run equipment on their own premises, "arcades" or "family fun centers". Operators employ route service and the deployment of technicians who install and repair equipment. Typically, operators are a vending company that sells services as opposed to products. The majority of operators are local, closely held companies, and generate the greater part of total vending sales. Management estimates that there are approximately 10,800 vending operations in the U.S. today, servicing approximately 1.2 Million locations with approximately 68% involved in some coin-operated amusement (Source: Vending Times).

         Family Entertainment Centers ("FEC"'s)

         FECs include location based entertainment centers( "LBE"'s), arcades and street locations. Based upon information provided by IAFEC, the International Association of Family Entertainment Centers, there are between 10,000 and 12,000 FEC's worldwide, of which 2,700 are in North America. In North America, there are approximately 571,000 games at locations with new installations approaching 77,000 per year. In addition, there are approximately 12,000 video arcades which provide gaming machines. FEC's and LBE's are larger locations, usually encompassing a restaurant and other amenities. Over 50% of them have in house computer systems, access to the Internet and card readers systems in order to capture player information. Arcades tend to be smaller locations with no computerization or Internet access and operate on a coin or token system.

         Owners of FEC's, LBE's and arcades tend to be local operators. There are fewer than 30 multi-location operators worldwide (Source: Amusement Business Magazine). Management believes that this provides Gamecasters with an opportunity to set up a network with these local operations through use of its CyberTrak system as well as providing equipment and technical expertise. These form the prime target locations for the Gamecasters Tournament Network and as potential partner locations where GPC members can visit for game play.

         The greatest population of machines are located at street locations. These are typically bars, restaurants, hotels, airports, and other public places. In 1999 there were approximately 510,000 video game machines installed in over 200,000 locations (Source: Vending Times). In order to network the machines at these locations, a simple phone line connection is used to upload game scores and play information on a daily basis.

         The Company's objective is to seek out and enter into affiliate/partnership arrangements with locations, installing CyberTrak and providing GPC members with opportunities for both tournament and regular play. There can be no assurance that the Company will be able to locate affiliate/partnerships, or that will be able to secure the necessary funding to complete such arrangements.

CyberTrak

         CyberTrak is a management and marketing software program that provides managers with a tool for managing an entertainment facility that contains amusement devices. The software is modular and includes: ticketing, scheduling, cash control, game control, inventory control, time clock, employee scheduling, employee management, membership management, standard and custom reporting, laser tag game scheduling, remote center management (Internet enabled reporting) and automatic email reporting. It is an integrated program that enables management, whether on site or remotely to monitor and receive hourly, daily, weekly, monthly or annual reports on all critical systems and provides alerts when problems arise. The software also monitors every machine and provides alerts when a machine malfunctions.

         The Company does not intend to sell the software but instead intends to license it as a marketing and revenue generation tool, installing it in partner locations for a share of increased facility revenue and savings. Partner locations will be required to move to a fully networked environment that will enable the software to monitor and report on the total operation.

Acquisition Strategy

         Management believes the coin-op video gaming business is going through a period of consolidation after experiencing negative growth over the past few years, except for games that provide redemptions and tournaments. The expectation of winning either prizes or cash continues to be a significant motivator for players. Gamecasters seeks to acquire "operator routes" as a means of increasing its reach, providing members with play opportunities and generating significant cash flow. It intends to install tournament enabled machines in the locations which are on these routes, thereby enabling the Company to sign up members and generate tournament fees. It further intends to acquire other undervalued or distressed companies in the industry with a view to integrating their operations into Gamecasters to build increased value and provide for membership growth. In addition, Gamecasters intends to acquire companies in the industry whose owners are seeking succession arrangements. It is a key element of the acquisition strategy that the acquired companies contribute to membership building and either be immediately cash flow positive or achieve this in the short term.

Marketing Strategies

         In order to attract members to GPC and enter into partnerships with facilities, the Company intends to carry out a structured marketing program.

         Offline

         The Company intends to seek out and enter into joint ventures with game and peripheral device distributors. It is the Company's intention to leverage these relationships in order to make the offer known to the target market. Distributors may benefit from the increased business generated through the partnerships established. In addition, the Company plans to attend trade shows and make direct contact with the location owners in order to generate interest in a partnership arrangement. Industry associations are expected to provide the Company with appropriate lead generation.

         Online

         The Company plans to enter into an online marketing campaign in order to drive traffic to the gamecasters.com site. The marketing campaign is expected to consist primarily of viral marketing, search-engine positioning, public relations, banner advertising and email marketing. The Company also intends to enter into reciprocal advertising arrangements with partner sites and utilize an affiliate program.

Competitors

         There is significant competition in the interactive entertainment industry, particularly at the manufacturing and distribution levels. Although the Company does not intend to compete in these areas, it may encounter both manufacturers and distributors in areas where it intends to introduce tournaments. In the process of installing a tournament network, it may encounter the following potential competitors:

         * Midway Games Inc. (NYS:MWY) is a designer, publisher and marketer of interactive entertainment software played in both the coin-op and home video game markets. Midway has stated that it intends to introduce a coin-op interactive video game playing network technology, allowing players to play in a tournament format to compete for prizes.

         *        Merit  Industries is the leader in coin-op  touchscreen  games
                  and  has  stated  that  it  will  be   introducing  an  online
                  tournament system in the future.

         * UWink.com is a relatively new private company that offers an upgrade kit for sale to operators that, when installed, enables used machines to be used in tournaments.

         * Namco is the largest owner/operator of games and amusement locations in the United States, operating over 350 mall arcades and 400 other locations. Namco owns and operates nearly 30,000 games, many of which are provided by its games manufacturing division, although they purchase from many other manufacturers. Namco sponsors contests and tournaments.

         * Intelligent Technologies is the coin-op industry's leader in online connectivity through their International Tournament System's Golden Tee Fore! Tournaments. Intelligent Technologies is also branching out from golf games to hunting and other games which lend themselves to tournament play


         It is the Company's intention to avoid direct competition with larger, more established companies and instead to form alliances in order to bring players to the machines and networks in exchange for a transaction fee.

         At present, it is management's belief that no company in the industry has focused its attention or its programs solely on the customer. The industry has tended to focus on equipment and placements at specific locations, rather than the customers. In a coin-operated environment, the ability to track customer play or preferences in order to customize offerings to that customer has been limited. It management's belief that if the Company can provide locations and operators with customers, they will be willing to share the revenue. The Company's intention is to build a membership base of players who can then play without regard to the specific location. This will potentially enable the Company to deliver a large group of players to partner locations and still track their individual preferences.

Employees

         As of the date hereof, the Company has two full-time employees functioning in senior management positions. It also uses consultants and advisors to provide a variety of professional and advisory services to management on an as-needed basis. The Company has entered into a consulting agreement with its former Chief Operating Officer to supply advisory services to management in regulatory matters. It has also entered into a consulting agreement with 888258 Ontario Ltd. for the management and advisory services of Eric Hutchingame. Management intends to hire additional qualified employees as business conditions warrant and as funds are available.

Trademarks

         The Company has received notice from The United States Patent and Trademark Office of its approval of "E-CASINOS" as a registered trademark. The certificate of registration (Service Mark Reg. No. 2,018,862) was issued on October 28, 1997 by the U.S. Patent and Trademark Office. The registration covers entertainment services, namely providing on-line casino style gaming services accessed via a computer network. This registration will be canceled by the Commissioner of Patents and Trademarks after six years unless, prior to the end of the sixth year following the date of registration, the Company files with the U.S. Patent and Trademark Office an application for renewal. The Company full intends to maintain its registration and to defend vigorously its trademark in the on-line gaming industry. The Company no longer intends to be directly involved in the on-line gaming industry and therefore intends to either license or sell this trademark as soon as practical.

Research and Development

         The Company has relied upon the developers of the technology, which it has acquired or licensed to carry out the research and development related to the particular technologies. Thus, during the most recent three fiscal years, the Company did not expend any material funds directly on research and development related to the Company's entry into the Internet gaming business or its interactive gaming (non gambling) business.

         During the past year, the Company relied on consulting  agreements with
(i) Silk Road Communications, Inc., represented by Victor Jung, the Company's former Vice President of Technology, and (ii) Mr. Arthur Rosenberg, a former officer, to monitor and review its licensed technology, as well as keeping the Company appraised of new industry developments in the Internet and on-line gaming business.

         In the Second Quarter of 2001, the Company intends to enter into a consulting agreement with Tim McRae, chief architect and developer of the CyberTrak software in order to continue development efforts and provide advice and counsel on technology matters. The Company expects to continue to license or otherwise acquire technology in the future, but may expend funds to further any acquired technology to suit its individual needs.

         Management anticipates that in the future it may expend funds for ongoing research and development of new products and to enhance existing ones. As of the date hereof, management has made no estimates as to the extent of any future research and development expenditures.

WinJunction

         In late 1999 the Company was invited to participate in a joint venture with 888258 Ontario Ltd. ("888") to develop and market a gambling and gaming related portal. This portal, WinJunction.com, offered the Company a means of earning revenue from the gambling industry without having the legal impediments that the operation of a gambling site entailed. 888, through Cyberdome, entered into an agreement with Aptech Worldwide, Inc., a website development firm based in India, to develop the portal on behalf of the joint venture. In April, 2000, with 888's agreement, the Company entered into its own development agreement with Aptech and contracted with Aptech to develop the portal. The development process commenced in May, 2000. The initial beta site was delivered in late 2000 and is now being tested and debugged. Upon acceptance of the site by the Company, it will be vended into WinJunction, Inc., a Nevada Corporation wholly owned by 888 in exchange for 60% of the shares. The Company is currently seeking financial partners for Winjunction, Inc. in order to launch and market the site during 2001.

         WinJunction is intended to be an Internet community portal which serves members who are interested in gambling as a form of entertainment. The website will provide information, resources and recommendations regarding where to go for a superior online gambling experience. The primary purpose of the site is to inform, advise, interact and assist members in pursuing a satisfying entertainment experience. It accomplishes this through providing opportunities for gambling education, guidance and advice, and the qualification of a select group of gambling sites that, in the opinion of WinJunction staff and industry sources, have a proven track record with their players. At present, no basic membership fees will be charged and the Company intends to earn its revenue from site advertising and affiliate programs.

         There are a substantial number of e-gaming sites trying to attract the attention of online gamblers. WinJunction intends to provide the means whereby its members can play at up to 50 recommended sites and be reasonably confident of receiving a fair, secure, exciting and responsive entertainment experience.

         Online Gambling

         The growth of online gambling over the past three years has been the result of rapid growth of the Internet. E-gaming combines this fast growing media with the very lucrative gambling and wagering market. Internet wagering began in 1996 in locations such as Dominican Republic, Antigua and Venezuela.

         E-gaming encompasses an array of different gaming options including casinos, bingo, thoroughbred wagering, keno, lotteries and sports betting.

         The target market for the WinJunction website includes serious, casual and beginning gamblers who seek information and guidance. It is often difficult for a player to determine where to play without doing substantial research. Search engines and directories provide little information to assist players and thus there is a market opportunity for sites that cater to this market.

         From the list of over 700 sites that it currently has catalogued, the Company will select up to 50 of the best as affiliates for potential members. Virtually all e-gaming sites have affiliate programs that provide the affiliate with a portion of the amount which the player "drops" at their site. Typically this ranges from 25% to 50% of the drop, depending upon volume.

         Competition

         There are a number of sites that cater to gamblers and provide information, advice and content. The top eight sites that the Company would view as competitive are:

         1. Casino.com
         2. Vegascorner.com
         3. Gamblinks.com
         4. VirtualVegas.com
         5. Gambling.com
         6. Gamemasteronline.com
         7. Winneronline.com
         8. RGTOnline.com

         Each of these provides content, links and advertising. Some of them encourage visitors to join as members.

         The Growth Plan

         The Company plans to use a loyalty program, draws, prizes, and giveaways, as incentives for enrolling. In addition, a host of member benefits will be included such as gambling ombudsman who will intervene to assist members, preferential treatment at associated physical casinos and discounts on a range of books, tapes and merchandise.

         The Site

         The site will contains five main elements:

         1. Information and training
         2. Direction and Guidance
         3. Interaction with Other Members
         4. Opportunities to Win
         5. Entertainment

         The unique selling proposition for the site will be the ability of members to regain a portion of any amounts they spend at affiliated casinos. To the best of management's knowledge, no other gambling portal offers this feature. Details on this program will be provided when the site is launched during fiscal 2001.

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

         Competition Could Negatively Effect the Company's Business

         The Company's engages in a highly competitive and rapidly changing business. The Company faces such competition on a regional and international basis in those jurisdictions in which it operates. Additional competitors may also enter the market and competition may intensify. Some of these competitors have substantially greater financial resources than the Company. These entities generally may be able to accept more risk than the Company prudently can manage, including risks with respect to the creditworthiness of customers and evolving technology.

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

         Concentration of Share Ownership Gives Control of the Company to a Small Group

         The Company's directors, executive officers and other principal shareholders own approximately 37.3% of the Company's outstanding common stock as of March 15, 2001. As a result, these persons possess significant influence over the Company on matters including the election of directors. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover, or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

         Difficulties in Future Funding Could Hinder Growth and
         Development of the Company's Business

         In the past, the Company has financed much of its operations from borrowing and from the sale of its securities. Since 1994, the Company has issued 37,569,361 shares of common stock upon the conversion of debentures, settlement of debt, and exercise of warrants issued in connection with debentures and settlement of debt. Additionally, the Company has outstanding stock purchase warrants to acquire an additional 14,376,334 shares in exchange for various services and consulting activities. It is unlikely that these funding sources will be sufficient to satisfy the Company's future, increasing financing demands. Accordingly, the Company may have to seek additional funding from other outside sources. There can be no assurance that outside funding will be available to the Company at the time and in the amount to satisfy the Company's needs, or, that if such funds are available, they will be available on terms favorable to the Company. If the Company issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of Company shares. In the event the Company issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than that currently possessed by holders of the Company's common stock.

         Continuing Losses Creates Concern Whether the Company Will Be Able to Continue as a Going Concern

         The Company has incurred operating losses since its inception and has not established a source of revenues sufficient to cover its operating costs. For the years ended December 31, 2000 and 1999, the Company had net operating losses of $997,424 and $1,103,123, respectively. The Company's management and independent auditors have included a footnote in the Company's consolidated financial statements for the periods ended December 31, 2000 and 1999 stating that because of the Company's continued losses and need for additional funding, there is substantial doubt as to whether the Company can continue as a going concern. See Note 5 to the consolidated financial statements.

         Limited Public Market for the Common Stock May Create a Lack of Liquidity for Shareholders

         The Company's stock is traded on the "pink sheets" and its securities are quoted and traded by broker-dealers. This may severely limit the liquidity of the trading market in the Company's shares and have an adverse effect on the price of the shares. Accordingly, there can be no assurance that an active trading market in the Company's shares will be sustained.

Item 2.  Properties

         The Company occupies approximately 2,750 square feet of leased office space located at 1055 West 14th Street, North Vancouver, BC. These facilities are leased from Pulverizer Systems, Inc., a subsidiary of Tessier.

         The Company has established Venture Tech Holdings (Canada) Inc., a British Columbia Corporation, as a wholly owned subsidiary to provide management services to its subsidiaries. The Company intends to maintain a corporate liaison office in Northern Virginia, primarily to serve investors in the United States and to provide information about the Company upon request.

         Two of the Company's directors, Kenneth Fitzpatrick and Craig Bampton, primarily used their own independent office space located in their homes in Santa Barbara, California and Winnepeg, Canada, respectively, to conduct the business of the Company. The Company reimburses Messrs. Fitzpatrick and Bampton for "out-of-pocket" expenses related to the Company's business. On December 31, 2000, Mr. Bampton resigned as a director. The Company believes that its current facilities, including the home office of Mr. Fitzpatrick, are adequate for its current needs and anticipates securing additional office space as business conditions warrant.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's securities holders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "VTEH".

         The following table sets forth, for the periods indicated the range of quarterly high and low bid prices of the Company's common stock as obtained from the AOL Financial Services for the past two fiscal years. Price quotations issued by broker-dealers reflect inter-dealer prices, without retail market mark-up, mark-down or commission and may not represent actual transactions.

                                                    High             Low
                  1999

                          First Quarter            $ 1.02           $  .34
                          Second Quarter           $  .99           $  .47
                          Third Quarter            $  .74           $  .21
                          Fourth Quarter           $  .31           $  .16
                  2000

                          First Quarter            $  .98           $  .16
                          Second Quarter           $  .58           $  .16
                          Third Quarter            $  .20           $  .12
                          Fourth Quarter           $  .16           $  .05


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

         As of December 31, 2000, the Company had issued and outstanding 44,569,515 shares of common stock and there were approximately 212 holders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. At March 15, 2001, there were 65,801,194 shares issued and outstanding and approximately 233 shareholders.

Dividend Policy

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Recent Sales of Unregistered Securities in Fiscal 2000

         On January 3, 2000, the directors of the Company authorized a convertible debenture for up to $500,000 to VanAus Investments Ltd. ("VanAus") with respect to prospective funds to be advanced to the Company in the first quarter of 2000. On April 3, 2000, the Company issued an interest-bearing debenture for $ 324,488 to VanAus, not including accrued interest of $6,752.. On December 1, 2000, the Company authorized a replacement debenture for $500,000 that rescinded the prior debenture, rolled-over previously advanced funds and accrued interest and provided for the remaining balance to be forwarded to the Company within 45 days. At December 1, 2000 the total principal and interest on the debenture totaled $401,098 and VanAus effected full conversion on that day. The conversion strike price was also adjusted to reflect the closing price ($0.06) of the Company's common stock on the date of issuance. $25,000 was further advanced by VanAus and immediately converted on December 4, 2000. In addition, $83,000 was advanced to the Company on January 8, 2001, of which $73,901 counted to toward the $5000,000 debenture limit. That amount was also converted on January 8, 2001. The total amount of shares converted against this debenture was 7,101,654 in year 2000 and 1,231,679 in year 2001.

         On December 11, 2000, the Company authorized the conversion of $10,250 in equivalent services into 67,034 shares of authorized but unissued common shares of the Company's stock. The shares were issued at an average conversion price of $0.153 pursuant to a marketing/research agreement with Wiremix Media, Inc., a Vancouver, BC, based company.

         On December 28, 2000, the Company authorized the conversion of $50,750 in equivalent services into 386,662 shares of authorized but unissued common shares of the Company's common stock . The shares were issued at an average conversion price of $ 0.131 pursuant to a Memorandum of Understanding with Aptech Worldwide, Inc., an Indian company, for software development support and expertise.

         In September 1999, the Company authorized a convertible debenture for up to $1,000,000 to repay funds advanced to the Company by third parties during the calendar year. This debenture superceded a previous debenture initiated by the Company in January 1999 and $379,458 of previously advanced funds rolled-over into the superceding debenture. The terms of the resulting debenture included a 10% per annum interest rate, provides for a two-year conversion period in which the debenture holder may convert advanced funds into authorized but unissued shares of the Company's common stock at a conversion price of twenty cents ($0.20) per share. Each such converted share includes the right to purchase an additional share of authorized but unissued common stock at the twenty cents ($0.20) conversion price for a five-year period from date of original conversion. The market price of the Company's common stock at the time the convertible debenture was issued was $0.24 per share.

         As of December 31, 1999, the Company had received an aggregate of $1,084,064 for the issuance of the convertible debentures and exercise of a portion of the underlying warrants. The funds have been used for general operating expenses. A total of 5,400,320 shares of common stock have been issued pursuant to the debentures and warrants to Frankie Fu, Cybertech Investments Ltd. and Venture Investment Group, Inc. This represents the $1,000,000 debenture being converted into 5,000,000 shares of common stock and 5,000,000 warrants, and 400,320 warrants being converted into 400,320 shares of common stock. The remaining 4,599,680 warrants are held by Enterprise Capital.

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

         In April 1998, the Company authorized a stock conversion agreement for up to $500,000 to account for funds advanced to the Company by third parties, primarily for general expenses and operating capital. A total of 3 persons received shares under the agreement, Enterprise Capital, Barry Worshoufsky and Texco Investments Limited. The agreement provided for a one-year conversion period where the holder may convert Company debt from advanced funds into authorized but unissued shares of the Company's common stock at a conversion price of forty-five cents ($0.45) per share. Each such converted share includes the right to purchase an additional share of authorized but unissued common stock at the forty-five cents ($0.45) conversion price for a five- year period from date of original conversion. At the time of the agreement, the market price of the Company's common stock was $0.45 per share. Prior to expiration, the holders converted the $500,000 debentures into 1,111,111 shares of common stock and 1,111,111 warrants, and then exercised 472,680 warrants into 472,680 shares of common stock at $.45 per share, for an additional $212,706.

         In May and August of 1998, the Company issued an aggregate of 35,000 shares of common stock to Pacific International Securities upon the partial exercise of warrants at the cash exercise price of $0.25 per share. Also during 1998, the Company issued an aggregate of 4,700,000 shares of common stock to a total of four persons, Regis Investments Company Limited, Enterprise Capital, VanAus Investments Ltd. and Chris Gardner, upon the exercise of certain warrants at the exercise price of $0.03 per share, that were a part of the March 1994 Convertible Debenture.

         The above issuances were not registered under the Act. Each issuance of debentures, common stock or warrants, was made in a private, isolated transactions with either an affiliate of the Company or a person familiar with the operations of the Company. There was no general solicitation of potential purchasers, rather, securities were offered only to persons known by directors, employees or agents of the Company. The Company also made available to prospective purchasers information about the business, including financial statements and other information that might be requested. The issued securities were deemed "restricted" as defined by the Act and all certificates representing the issued securities bore appropriate restrictive legends. Accordingly, the issuances were made in transactions not involving a public offering and were exempt from registration under Section 4(2) of the Act.

         Upon conversion of debentures into shares and/or shares and warrants, the Company relied on Section 3(a)(9) of the Act which exempts from registration exchanges by an issuer with its existing security holders exclusively. Holders making the conversions were privy to the same information about the Company as when they acquired their original securities. Upon making the conversions, the holders were not required to make an additional cash payment or pay a commission or other remuneration. All securities issued upon conversion were deemed "restricted" and certificates representing the issued securities bore restrictive legends. Debenture holders converting their debentures into shares of common stock were permitted to tack the holding period of the debenture onto the holding period of the newly acquired common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Overview

         The Company is a development stage company and has incurred losses from its inception through December 31, 2000. Since 1995, the Company has been engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino-style gaming, entertainment, information and financial transaction services over the worldwide Internet.

         In March of 1999, the Company entered into a nonexclusive software license agreement with Starnet Systems International Inc. ("SSII"), to provide the Company with a complete turn-key computer hardware, software and customer support package for the operation of one or more on-line casino websites. In July 1999, the Company established a corporation to operate said on-line casinos under the authorization of the Government of Antigua and Barbuda. EuroAsian E-Casinos International Ltd. ("E-Casinos International") was incorporated as a wholly owned subsidiary of the Company. Pursuant to this incorporation, E-Casinos International was granted an Offshore Virtual Casino Wagering license in July of 1999 by the Free Trade & Processing Zone of Antigua.

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

         Subsequent to the Company's fiscal 2000 year-end, on March 8, 2001, the Company sold E-Casinos International to Nexus Marketing, Inc. for $350,000 less accounts payable and accrued liabilities of $160,000. Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance based on a percentage of gross revenues generated by E-Casinos International.

         Also, subsequent to fiscal 2000 year-end, in February 2001, the Company purchased Gamecasters that is engaged in the business of acquiring distressed and undervalued transaction based companies in order to develop these business opportunities to their full potential. The Company's primary area of interest is transaction based businesses that provide a recurring revenue stream from any transaction that does not involve physical delivery of goods. Transactions occur through the use of a wide variety of devices including, Internet access machines, Internet websites, amusement devices, cash machines and public phones.

         In order to generate future transaction based revenue, The Company intends to become involved in a number of markets, each of which has its own unique characteristics and the potential for large numbers of transactions. In the short term, the Company intends to establish a significant position in one of these; the interactive entertainment industry. In order to create a common marketing theme, the Company intends to introduce a membership program for its customers in order to establish a permanent relationship. The program is intended to allow members to enter into a variety of transactions with various channel partners through the use of a multi-purpose membership card.

         In the past, the Company has not established a source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to seek additional financing through private placements of its securities, although there can be no assurance that the Company will be successful in any such funding. The Company anticipates that it will begin to realize cash flows from its interactive entertainment operations during fiscal 2001 and that it expects to need from $1,000,000 to $2,000,000 of funds for operations and expansion in 2001. However, unless the Company is able generate revenues and/or raise sufficient capital to finance its operations in 2001, there is substantial doubt about its ability to continue as a going concern.

         The Company anticipates that its cash needs will not exceed $2,000,000 per year for the near future with respect to its corporate growth strategy.

Results of Operations

         Information is presented for the Company's most recent two fiscal years ended December 31, 2000.

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended
December 31, 1999

         The Company realized revenues of $169,919 from its on-line gaming operations during fiscal year ended December 31, 2000 as compared to $29,710 for fiscal year ended 1999. The Company first began gaming operations for real money in the latter half of 1999, as it elected to terminate its previous software licensing arrangement with CWH and seek other suitable licensing arrangements. A new software licensing arrangement with SSII was secured in 1999. Revenues for 1999 effectively represent only a five month period of operation. Cost of sales for 2000 were $55,341 or 32.6% of revenues compared to $10,232 or 34.4% for 1999. Resulting gross margin for 2000 was $114,578 as compared to $19,478 for the limited year period in 1999. Cost of sales includes royalties (payable to SSII) incurred on gambling activities and bank discount fees incurred by the Company for the acceptance of credit cards. The percentage decrease in cost of sales was attributed to achieving economies of scale for a full year of operation in 2000.

         General and administrative expenses for 2000 decreased 12.7% to $901,919 from $1,041,617 for the comparable period in 1999. This decrease is primarily attributed to a reduction in advertising and promotion expenses to a level approximating $50,000 in 2000 as compared to $287,000 in 1999. The advertising and promotion figures relate to expenditures for both online gaming advertising and promotion of the Company to the investment community. Online gaming advertising expenditures were further reduced in 2000 as the Company shifted over to Internet-based advertising, which was less expensive than other conventional means. The Company also allocated less resources to promotion of its Asia Casino website consistent with the Company's transition away from online gambling.

         Depreciation and amortization for 2000 increased $33,999 (55.3%) compared to the 1999 period. The increase was primarily due to the gaming and software license amortization recorded by the Company for a full year in 2000 as compared with partial year amortization in 1999. Depreciation of property, equipment and leasehold improvements increased only slightly to $37,712 in 2000 as compared to $36,305 in 1999.

         The Company also had interest expense of $166,951 in 2000 compared to $424,938 for the same period in 1999. The interest expense in both years resulted from payment of interest on monies advanced to the Company in the form of a convertible debenture, and the issuance of debentures and warrants at less than market value. The Company recorded $400,000 in interest expense in 1999 to reflect the debt conversion/warrant component of the convertible debenture. The 1999 debenture was convertible into shares of the Company's common stock at $0.20 per share, which amounts to a $0.04 difference in the price of the stock at closing on the date of issue. The $400,000 reflects the difference in fair market value of the stock should the entire debenture be converted. In December 2000, the Company approved a convertible debenture totaling $500,000. The debenture is convertible into common stock of the Company at $.06 per share with a single warrant attached. The Company issued 7,101,654 shares of common stock as partial conversion of the debenture. Accordingly, 7,101,654 warrants have been granted and additional expense of $132,409 was recorded in 2000 pursuant to the Black-Scholes calculation pertaining to the fair value of warrants granted.

         The Company's loss from operations, not including provision for discontinued operations, declined 9.6% to $997,424 in 2000 as compared to $1,103,123 for the comparable period in 1999. In addition, the Company's loss from discontinued operations declined to $653 in 2000 compared with $39,525 for the same period in 1999. The decline in loss for discontinued operations was attributed to the increase in revenues generated by a full year of operation in 2000 as opposed to the partial year in 1999. The Company experienced a 68.4% decrease in net loss to $458,151 for its fiscal year ended December 31, 2000 compared to a net loss of $1,450,698 in 1999. The decrease in net loss is primarily attributable to three primary factors: (i) a reduction in general and administrative expense in 2000 over 1999; (ii) an increase of $567,959 in realized and unrealized gain on the Company's marketable securities in 2000 and
(iii) a reduction of $257,987 in interest expense recorded in 2000 as compared to 1999.

Net Operating Losses

         The Company has accumulated approximately $5,400,000 of net operating loss carryforwards as of December 31, 2000 that may be offset against future taxable income through 2020 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities and through other debt instruments, such as convertible debentures. The Company reasonably expects to continue to do so in the future. At December 31, 2000, the Company had working capital of $55,574 compared to working capital at December 31, 1999 of $66,869 The decrease is primarily attributed to the reduction in prepaid expenses and license fees carried as current assets and the accrual of $100,000 in projected gaming license obligations which is carried as a current liability under discontinued operations. At December 31, 2000 the Company had $37,062 in cash compared to $17,944 at December 31, 1999. The increase in cash is attributed to the Company's sale of investment securities owned by it.

         As of December 31, 2000, the Company had total assets of $655,477 and total stockholders' equity of $320,572 compared with total assets of $552,849 and total stockholders' equity of $159,307 at December 31, 1999. Assets and stockholders' equity primarily increased in 2000 due to the appreciation and partial sale of the Company's marketable security investment in Ocean Power Corporation ("PWRE").

         During 1999, the Company converted the Debenture received from the sale of Tessier, into 200,000 shares of PWRE common stock. At December 31, 1999, the shares were valued at $1.35 per share, or $275,000. During the fiscal year ended 2000, the Company sold into the public market 110,000 PWRE shares at an approximate average price of $6.50 per share and received net proceeds of $694,995. As of December 31, 2000, the Company had expended approximately $658,000 of the net proceeds for general operating expenses including, but not limited to, license fee payments, salaries, consultant fees, professional fees, marketing, rent and utilities.

  At December 31, 2000, the remaining 90,000 shares of PWRE were valued at $306,567. The Company anticipates that it may sell additional shares during 2001 and use the proceeds for general operating expenses.

         For the year ended December 31, 2000, cash used by operating activities decreased slightly to $1,037,081 compared to $1,081,871 for the year ended December 31, 1999. This 4.1% decrease is primarily attributed to a decrease in general and administrative expenses in 2000 from the comparable period in 1999 offset by the reduction of accounts payable and accrued expenses (not including a provision for license fee from discontinued operations) in 2000 of approximately $139,000.

         Also during 2000, the Company realized cash provided by investing activities of $649,151 compared to cash used by investing activities of $33,573 in 1999. The 2000 results are primarily due to net proceeds of $694,993 received from the sale of marketable securities during 2000 offset by the purchase of certain investment securities totaling $43,901.

         In fiscal year ended 2000, the Company realized cash flow from financing activities of $407,048 compared with $1,080,064 for the comparable period in 1999. In December 2000, the Company approved a convertible debenture totaling $500,000 to VanAus Investments Ltd. The debenture is convertible into authorized but unissued common stock of the Company at $0.06 per share with one
(1) five- year warrant attached. The Company issued 7,101,654 shares of common stock through the conversion of approximately $427,000 in principal and accrued interest. Accordingly, 7,101,654 warrants have also been granted. The 1999 results are due to proceeds received from notes payable resulting from the conversion of a $1,000,000 convertible debenture with VanAus Investments Ltd.

         In 1999, in connection with the Company's license agreement with SSII, the Company's subsidiary, E-Casinos International, was granted a virtual casino gaming license from the government of Antigua. SSII agreed to advance funds for the gaming license in return for installment payments totaling $120,000. As of December 31, 2000 the Company has paid $60,000, leaving a balance still owed of $60,000. The Company has also accrued a current liability of $100,000 under its discontinued operations pursuant to a renewal or replacement of its Antigua gaming license.

         The Company leases its facilities on a quarter to quarter basis and is not required to obligate itself to a minimum commitment for rental time.

         During fiscal year 2001, the Company anticipates meeting its cash and working capital needs primarily from the proceeds of the sale of its shares through private placements or similar convertible instruments, revenues generated from operations and the sale of its marketable securities.

         In September of 2000, the Company authorized 20,000,000 shares of preferred stock with a par value of $0.001. Each share of preferred stock is entitled to ten (10) votes at a meeting of shareholders, except at any meeting in which only shareholders of preferred shares are entitled to vote. The board of directors may, at its discretion, declare dividends on the preferred shares of any amount, at any time, without declaring dividends on any other class of stock. The holders of the preferred shares are entitled to receive priority to the holders of the common shares the remaining property of the corporation in the event of a liquidation or wind up. The holders of the preferred shares may convert each share of preferred stock into 10 shares of common stock at any time.

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

Item 7.  Financial Statements and Supplementary Data

                  The Company's Consolidated Balance Sheet as of December 31, 2000 and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2000, and 1999 have all been examined to the extent indicated in their report by H J & Associates, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                                VENTURETECH, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

      McGLADREY NETWORK                              American Institute of
An Independently Owned Member                           Certified Public
      Worldwide Services                                  Accountants
  Through RSM International

                                                       Utah Association of
                                                        Certified Public
                                                           Accountants

                                                       SEC Practice Section
                                                        Private Companies
                                                         Practice Section

                            H J & ASSOCIATES, L.L.C.

                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
VentureTech, Inc.
(A Development Stage Company)
Vancouver, British Columbia


We have audited the accompanying consolidated balance sheet of VentureTech, Inc. (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and from inception on January 1, 1986 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VentureTech, Inc. (a development stage company) as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and from inception on January 1, 1986 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date and a substantial accumulated deficit, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2001

               50 South Main Street, Suite 1450 * Salt Lake City,
                     Utah 84144 * Telephone (801) 328-4408 *
                            Facsimile (801) 328-4461

                                VENTURETECH, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                                    December 31,
                                                                                        2000

CURRENT ASSETS - CONTINUING OPERATIONS

   Cash                                                                         $          35,711
   Marketable securities (Note 8)                                                         308,755
   Other receivable                                                                         7,312
                                                                                -----------------
     Total Current Assets - Continuing Operations                                         351,778
                                                                                -----------------
CURRENT ASSETS - DISCONTINUED OPERATIONS

   Cash                                                                                     1,351
   Accounts receivable - net (Note 2)                                                      12,350
   License fees - current (Note 9)                                                         25,000
                                                                                -----------------
     Total Current Assets - Discontinued Operations                                        38,701
                                                                                -----------------
PROPERTY AND EQUIPMENT - CONTINUING OPERATIONS (Note 2)                                    32,207
                                                                                -----------------
OTHER ASSETS - CONTINUING OPERATIONS

   Note receivable (Note 13)                                                              232,791
                                                                                -----------------
     Total Other Assets                                                                   232,791
                                                                                -----------------
     TOTAL ASSETS                                                               $         655,477
                                                                                =================



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                    December 31,
                                                                                       2000

CURRENT LIABILITIES - CONTINUING OPERATIONS

   Accounts payable and accrued expenses                                        $          74,905
   Reserve for legal fees (Note 9)                                                        100,000
                                                                                -----------------
     Total Current Liabilities - Continuing Operations                                    174,905
                                                                                -----------------
CURRENT LIABILITIES - DISCONTINUED OPERATIONS

   Accounts payable and accrued expenses                                                  100,000
   License fee payable (Note 9)                                                            60,000
                                                                                -----------------
     Total Current Liabilities - Discontinued Operations                                  160,000
                                                                                -----------------
     Total Liabilities                                                                    334,905
                                                                                -----------------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY

   Preferred stock: 20,000,000 shares authorized of $0.001 par
    value, none issued and outstanding                                                       --
   Common stock; 100,000,000 shares authorized of $0.001
    par value, 44,569,515 shares issued and outstanding                                    44,570
   Additional paid-in capital                                                           7,819,537
   Deficit accumulated during the development stage                                    (7,543,535)
                                                                                -----------------
     Total Stockholders' Equity                                                           320,572
                                                                                -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $         655,477
                                                                                =================


The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                         From
                                                                                                      Inception of

                                                                                                     Development
                                                                                                       Stage on
                                                                                                       January 1,
                                                                      For the Years Ended             1986 Through
                                                                          December 31,                December 31,
                                                            -------------------------------------
                                                                 2000                 1999                2000
                                                            -----------------   -----------------  ------------------

REVENUES                                                    $            --        $         --    $          555,646
                                                            -----------------   -----------------  ------------------
EXPENSES

  Research and development                                               --                  --                50,215
  General and administrative                                          901,919           1,041,617           6,093,976
  Depreciation and amortization                                        95,505              61,506             547,755
                                                            -----------------   -----------------  ------------------
     Total Expenses                                                   997,424           1,103,123           6,691,946
                                                            -----------------   -----------------  ------------------
     LOSS FROM OPERATIONS                                            (997,424)         (1,103,123)         (6,136,300)
                                                            -----------------   -----------------  ------------------
OTHER INCOME (EXPENSE)

   Dividend income                                                      2,766                --                 2,766
   Realized gain on marketable securities                             608,034                --               608,034
   Unrealized gain on marketable securities                            76,813             116,888             193,701
   Net loss on disposal of asset                                         --                  --            (1,400,000)
   Interest expense                                                  (166,951)           (424,938)           (653,607)
   Interest income                                                     19,264                --                19,264
                                                            -----------------   -----------------  ------------------
     Total Other Income (Expense)                                     539,926            (308,050)         (1,229,842)
                                                            -----------------   -----------------  ------------------
LOSS BEFORE LOSS FROM DISCONTINUED
 OPERATIONS AND PROVISION FOR INCOME TAX                             (457,498)        (1,411,173)          (7,366,142)
                                                            ------------------  ----------------   ------------------
LOSS FROM DISCONTINUED OPERATIONS                                        (653)            (39,525)           (177,393)

PROVISION FOR INCOME TAX                                                 --                  --                  --
                                                            -----------------   -----------------  ------------------
NET LOSS                                                    $        (458,151)  $      (1,450,698) $       (7,543,535)
                                                            =================   =================  ==================
BASIC AND FULLY DILUTED LOSS PER SHARE

   - Continuing operations                                  $           (0.01)  $           (0.04)
   - Discontinued operations                                            (0.00)              (0.00)
                                                            -----------------   -----------------
     Total                                                  $           (0.01)  $           (0.04)
                                                            =================   =================
WEIGHTED AVERAGE  NUMBER OF
 SHARES OUTSTANDING                                                37,608,920          35,895,870
                                                            =================   =================



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                                 Deficit
                                                                                                                Accumulated
                                                                 Common Stock                 Additional         During the
                                                     -----------------------------------       Paid-in          Development
                                                          Shares              Amount           Capital             Stage

Balance, January 1, 1986
(inception of development stage)                              278,692   $            279   $           (279)  $           --

Assessment of existing
 shareholders to increase
 paid-in capital                                                 --                 --                8,722               --

Net loss for the year ended
 December 31, 1987                                               --                 --                 --               (8,722)
                                                     ----------------   ----------------   ----------------   ----------------
Balance, December 31, 1987                                    278,692                279              8,443             (8,722)

Stock issued to an  individual
 who became an officer
 and  director for services
 performed  to  acquire  rights
 to  Harvard  Medical  Project
 on July 13,  1988 recorded at
 predecessor cost of $0.00 per
 share                                                      1,188,889              1,189             (1,189)              --

Stock issued to Spartan
 Medical Corporation to
 acquire rights to the Harvard
 Medical Project on
 November 1, 1988 recorded at
 predecessor cost of $0.00 per
 share                                                        200,000                200               (200)              --

Net loss for the year ended
 December 31, 1988                                               --                 --                 --               (5,644)
                                                     ----------------   ----------------   ----------------   ----------------
Balance, December 31, 1988                                  1,667,581   $          1,668   $          7,054   $        (14,366)
                                                     ----------------   ----------------   ----------------   ----------------



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                 Common Stock                Additional         During the
                                                     -----------------------------------      Paid-in           Development
                                                          Shares              Amount           Capital             Stage

Balance, December 31, 1988                                  1,667,581   $          1,668   $          7,054   $        (14,366)

Stock issued for services
 at an average price of
 $0.21 per share                                               61,667                 62             12,638               --

Stock issued for cash in
 private placements at an
 average price of $2.48                                        98,005                 98            242,502               --

Stock offering costs offset
 against paid-in capital                                         --                 --              (93,687)              --

Net loss for the year ended
 December 31, 1989                                               --                 --                 --             (134,399)
                                                     ----------------   ----------------   ----------------   ----------------
Balance, December 31, 1989                                  1,827,253              1,828            168,507           (148,765)

Stock issued for services
 valued at $0.06 per share                                     19,301                 19              1,140               --

Stock issued to an individual
 for services valued at
 $12.00 per share                                               1,667                  1             19,999               --

Stock issued to individuals
 for $3.92 per share                                           11,933                 12             46,788               --

Net loss for the year ended
 December 31, 1990                                               --                 --                 --             (174,522)
                                                     ----------------   ----------------   ----------------   ----------------
Balance, December 31, 1990                                  1,860,154   $          1,860   $        236,434   $       (323,287)
                                                     ----------------   ----------------   ----------------   ----------------



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                 Deficit
                                                                                                                Accumulated
                                                                 Common Stock                  Additional        During the
                                                     -----------------------------------        Paid-in        Development
                                                          Shares              Amount            Capital            Stage

Balance, December 31, 1990                                  1,860,154   $          1,860   $        236,434   $       (323,287)

Stock issued to Ballater, Ltd. in
 exchange for services recorded
 at predecessor cost of $0.00 per share                       100,000                100               (100)              --

Net loss for the year ended
 December 31, 1991                                               --                 --                 --               (2,457)
                                                     ----------------   ----------------   ----------------   ----------------
Balance, December 31, 1991                                  1,960,154              1,960            236,334           (325,744)

Debt converted into additional
 paid-in capital by Park Avenue, Inc.                            --                 --                  45,750            --

Debt converted into additional
 paid-in capital by  stockholder                                 --                 --                  12,400            --

Net loss for the year ended
 December 31, 1992                                               --                 --                 --               (1,981)
                                                     ----------------   ----------------   ----------------   ----------------
Balance, December 31, 1992                                  1,960,154              1,960            294,484           (327,725)

Common stock issued in settlement
 of debt at $0.012 per share                                1,500,000              1,500             16,252               --

Net loss for the year ended
 December 31, 1993                                               --                 --                 --              (15,200)
                                                     ----------------   ----------------   ----------------   ----------------
Balance, December 31, 1993                                  3,460,154              3,460            310,736           (342,925)

Common stock issued for cash
 at $0.50 per share                                           340,000                340            169,660               --

Stock issuance costs                                             --                 --              (67,500)              --

Net loss for the year ended
 December 31, 1994                                               --                 --                 --              (29,190)
                                                     ----------------   ----------------   ----------------   ----------------
Balance, December 31, 1994                                  3,800,154   $          3,800   $        412,896   $       (372,115)
                                                     ----------------   ----------------   ----------------   ----------------



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                   Common Stock              Additional           Stock               During the
                                        -----------------------------------    Paid-in         Subscription           Development
                                            Shares           Amount            Capital          Receivable               Stage
                                        --------------  ----------------  ----------------   ------------------   -----------------


Balance, December 31, 1994                   3,800,154  $          3,800  $        412,896   $             --     $      (372,115)

Common stock issued to
 acquire Tessier Resources Ltd.              3,200,000             3,200           (80,856)                --                --

Debt converted into additional
 paid-in capital                                  --                --              10,417                 --                --

Common stock issued in
 settlement of debt at $1.70
 per share                                     591,774               592         1,005,425                 --                --

Net loss for the year ended
 December 31, 1995                                --                --                --                   --          (1,037,235)
                                        --------------  ----------------   ---------------   ------------------   ---------------
Balance, December 31, 1995                   7,591,928             7,592         1,347,882                 --          (1,409,350)

Common stock issued in
 settlement of debt at $1.70
 per share                                   1,408,126             1,408         2,392,473                 --                --

Common stock issued as a
 partial conversion of the
 convertible debenture at
 $0.03 per share                             2,300,000             2,300            66,700                 --                --

Common stock issued for
 cash at $10.00 per share                    6,000,000             6,000        59,994,000          (60,000,000)             --

Net loss for the year ended
 December 31, 1996                                --                --                --                   --          (1,590,888)
                                        --------------  ----------------   ---------------   ------------------   ---------------
Balance, December 31, 1996                  17,300,054  $         17,300  $     63,801,055   $      (60,000,000)  $    (3,000,238)
                                        --------------  ----------------  ----------------   ------------------   ---------------



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                 Common Stock                Additional            Stock            During the
                                      ----------------------------------      Paid-in          Subscription         Development
                                          Shares              Amount           Capital           Receivable            Stage
                                      ----------------   ---------------   ----------------   ----------------    ---------------

Balance, December 31, 1996                  17,300,054   $        17,300   $     63,801,055   $    (60,000,000)   $   (3,000,238)

Common stock issued as a
 conversion of the convertible
 debenture at $0.03 per share                3,533,333             3,533            102,467               --                --

Common stock issued as a full
 exercise of the "A" warrants
 associated with the convertible
 debenture at $0.03 per share                5,833,333             5,834            169,166               --                --

Common stock issued as a partial
 exercise of the "B" warrants
 associated with the convertible
 debenture at $0.03 per share                1,133,334             1,133             32,867               --                --

Cancellation of stock

 subscription receivable                    (6,000,000)           (6,000)       (59,994,000)        60,000,000              --

Common stock issued in
 settlement of debt
 at $0.22 per share                          3,495,000             3,495            765,321              --                 --

Net loss for the year ended
 December 31, 1997                                --                --                 --                --             (552,777)
                                      ----------------   ---------------   ----------------   ----------------    --------------
Balance, December 31, 1997                  25,295,054   $        25,295   $      4,876,876   $          --       $   (3,553,015)
                                      ----------------   ---------------   ----------------   ----------------    --------------



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                 Common Stock                Additional           Stock             During the
                                      ----------------------------------       Paid-in         Subscription         Development
                                          Shares             Amount            Capital          Receivable             Stage
                                      ----------------   ---------------   ----------------   ----------------    -----------------

Balance, December 31, 1997                  25,295,054   $        25,295   $      4,876,876   $           --      $   (3,553,015)

Common stock issued as a
 complete exercise of the "B"
 warrants  associated with
 the convertible debenture at $0.03
 per share                                   4,700,000             4,700            136,300               --                --

Common stock issued as a
 partial exercise of warrants
 for cash at $0.25 per share                    35,000                35              8,715               --                --

Common stock issued in
 settlement of debt at $0.45
 per share                                   1,583,791             1,585            711,121               --                --

Net loss for the year ended
 December 31, 1998                                --                --                 --                 --          (2,081,671)
                                      ----------------   ---------------   ----------------   ----------------    --------------
Balance, December 31, 1998                  31,613,845            31,615          5,733,012               --          (5,634,686)

Issuance of debenture,
 convertible at less than
 market value (Note 12)                           --                --                 400,000            --                 --

Common stock issued for
 conversion of debenture at
 $0.20 per share                             5,000,000             5,000            995,000               --                 --

Common stock issued for
 exercise of warrants at
 $0.20 per share                               400,320               400             79,664               --                 --

Net loss for the year ended
 December 31, 1999                                --                --                 --                 --          (1,450,698)
                                      ----------------   ---------------   ----------------   ----------------    --------------
Balance, December 31, 1999                  37,014,165   $        37,015   $      7,207,676   $           --      $   (7,085,384)
                                      ----------------   ---------------   ----------------   ----------------    --------------



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                Common Stock                 Additional            Stock             During the
                                      ----------------------------------       Paid-in           Subscription        Development
                                          Shares             Amount            Capital           Receivable             Stage
                                      ----------------   ---------------   ----------------   ----------------    -----------------

Balance, December 31, 1999                  37,014,165   $        37,015   $      7,207,676   $           --       $   (7,085,384)

Common stock issued for
 conversion of convertible
 debenture at $0.06 per share                7,101,654             7,101            418,997               --                 --

Common stock issued for
 services at $0.15 per share                    67,034                67             10,189               --                 --

Common stock issued for
 service at $0.13 per share                    386,662               387             50,266               --                 --

Issuance of debentures,
 convertible at less than
 market value, Note 12                            --                --              132,409               --                 --

Net loss for the year ended
 December 31, 2000                                --                --                 --                 --            (458,151)
                                      ----------------   ---------------   ----------------   ----------------    --------------
Balance, December 31, 2000                  44,569,515   $        44,570   $      7,819,537   $           --      $   (7,543,535)
                                      ================   ===============   ================   ================    ==============



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                           From
                                                                                                        Inception of
                                                                                                         Development
                                                                                                          Stage on
                                                                      For the Years Ended                January 1,
                                                                           December 31,                 1986 Through
                                                               -------------------------------------     December 31,
                                                                      2000                1999               2000
                                                               ------------------  -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                  $         (458,151) $      (1,450,698)  $      (7,543,535)
   Adjustments to reconcile net (loss) to net cash
    used by operating activities:
     Common stock issued for services                                      60,909               --                95,168
     Debentures and warrants issued at
       less that market value                                             132,409            400,000             532,409
     Depreciation and amortization                                        145,505             61,506             597,735
     Loss on sale of investments                                             --                 --                20,390
     Net loss on disposition of asset                                        --                 --             1,400,000
     Realized gain on sale of investments                                (608,034)              --              (608,034)
     Unrealized gain in marketable securities                             (76,813)          (116,888)           (193,701)
   Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivables and other assets                                       (193,319)          (117,467)           (316,811)
     Increase (decrease) in accounts
      payable and other current liabilities                               (39,587)           141,676              73,749
                                                               ------------------  -----------------   -----------------
       Net Cash Used by Operating Activities                           (1,037,081)        (1,081,871)         (5,942,630)
                                                               ------------------  -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of investments                                                (43,901)              --              (422,214)
   Sale of investments                                                    694,993               --               702,103
   Purchase of fixed assets                                                (1,941)            (8,573)           (259,665)
   Disposal of fixed assets                                                  --                 --                 3,223
   Purchase of license fees                                                  --              (25,000)         (1,575,000)
                                                               ------------------  -----------------   -----------------
       Net Cash Provided (Used) by Investing Activities                   649,151            (33,573)         (1,551,553)
                                                               ------------------  -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable                                              (20,000)              --               (20,000)
   Issuance of convertible debenture                                         --                 --               175,000
   Conversion of debt to equity                                              --                 --                75,902
   Proceeds from notes payable                                            427,048          1,080,064           6,775,658
   Common stock issued for cash                                              --                 --               515,963
   Shareholder assessment                                                    --                 --                 8,722
                                                               ------------------  -----------------   -----------------
       Net Cash Provided by Financing Activities               $          407,048  $       1,080,064   $       7,531,245
                                                               ------------------  -----------------   -----------------



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                                                                            From
                                                                                                         Inception of
                                                                                                         Development
                                                                                                           Stage on
                                                                       For the Years Ended               January 1,
                                                                           December 31,                  1986 Through
                                                               -------------------------------------      December 31,
                                                                    2000               1999                  2000
                                                               ------------------  -----------------   -----------------

NET INCREASE (DECREASE)
 IN CASH                                                       $           19,118  $         (35,380)  $          37,062

CASH AT BEGINNING OF PERIOD                                                17,944             53,324                --
                                                               ------------------  -----------------   -----------------

CASH AT END OF PERIOD                                          $           37,062  $          17,944   $          37,062
                                                               ==================  =================   =================
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                                     $             --    $           6,667   $           6,667
  Income taxes                                                 $             --    $            --     $            --

NON CASH FINANCING ACTIVITIES:

  Conversion of debt into additional paid-in capital           $             --    $            --     $          75,902
  Common stock issued in settlement of debt                    $             --    $       1,080,064   $       5,979,235
  Conversion of debenture and warrants to common stock$                   426,098  $            --     $         826,098
  Debenture and warrants issued at less than market
    value                                                      $          132,409  $         400,000   $         532,409
  Common stock issued for services                             $           60,909  $            --     $          95,168



The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         The   consolidated   financial   statements   presented  are  those  of
         VentureTech, Inc. and its
              wholly-owned subsidiaries.

         VentureTech, Inc. (VTI) was incorporated on July 19, 1948 under the laws of the State of Idaho. VTI has had limited activity since the mid 1950's and is considered a development stage company because no significant revenues have been realized and planned principal operations have not yet commenced. During the year, the Company was engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino style gaming, entertainment, information and financial transaction services over the world-wide Internet. Subsequent to year end, the Company sold its casino operations (see Note 14).

         Subsequent to year end, the Company purchased Gamecasters, Inc., a Nevada corporation that is engaged in the business of acquiring distressed and undervalued transaction based companies in order to develop these business opportunities to their full potential. The Company's primary area of interest is transaction based businesses that provide a recurring revenue stream from any transaction that does not involve physical delivery of goods. Transactions occur through the use of a wide variety of devices including, Internet access machines, Internet websites, amusement devices, cash machines, public phones, etc. and all share a common characteristic - they provide a service for a fee.

         In order to generate transaction based revenue, The Company intends to become involved in a number of markets, each of which has its own unique characteristics and the potential for large numbers of transactions. In the short term the Company intends to establish a significant position in one of these; the interactive entertainment industry. In order to create a common marketing theme, the Company intends to introduce a membership program for its customers in order to establish a permanent relationship. The program is intended to allow members to enter into a variety of transactions with various channel partners through the use of a multi-purpose membership card.

         The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001. Each share of preferred stock is entitled to ten
         (10) votes at a meeting of shareholders, except at any meeting in which only shareholders of preferred shares are entitled to vote. The board of directors may, at its discretion, declare dividends on the preferred shares of any amount, at any time, without declaring dividends on any other class of stock. The holders of the preferred shares are entitled to receive priority to the holders of the common shares the remaining property of the corporation in the event of a liquidation or wind up. The holders of the preferred shares may convert each share of preferred stock into 10 shares of common stock at any time.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Method

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

         b. Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented because of the antidilutive nature of the stock equivalents.

                                                                          For the Year Ended
                                                                          December 31, 1999
                                                   -------------------------------------------------------------
                                                        Loss                    Shares             Per Share
                                                     (Numerator)             (Denominator)          Amount
                                                   -------------------------------------------------------------
              Continuing operations                $       (1,411,173)          35,895,870     $           (0.04)
              Discontinued operations                         (39,525)          35,895,870                 (0.00)
                                                   ------------------                          -----------------

                   Total                           $       (1,450,698)                         $           (0.04)
                                                   ==================                          =================

                                                                          For the Year Ended
                                                                          December 31, 2000
                                                   -------------------------------------------------------------

              Continuing operations                $         (457,498)          37,608,920     $           (0.01)
              Discontinued operations                            (653)          37,608,920                 (0.00)
                                                   ------------------                          -----------------

                   Total                           $         (458,151)                         $           (0.01)
                                                   ==================                          =================

         c. Provision for Taxes

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $5,400,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                         For the Years Ended
                                                             December 31,
                                                 --------------------------------------
                                                       2000               1999
                                                 ------------------  ------------------
         Income tax benefit at statutory rate    $          174,097 $           551,265
         Change in valuation allowance                     (174,097)           (551,265)
                                                 ------------------  ------------------

                                                 $           -       $           -
                                                 ==================  ==================

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Provision for Taxes (Continued)

         Deferred tax assets (liabilities) are comprised of the following:

                                                             For the Years Ended
                                                                December 31,
                                                   --------------------------------------
                                                         2000               1999
                                                   ------------------  ------------------
         Income tax benefit at statutory rate      $        2,866,543  $       2,692,446
         Change in valuation allowance                     (2,866,543)        (2,692,446)
                                                   ------------------  ------------------

                                                   $           -       $           -
                                                   ==================  ==================

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

         d. Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         e. Principles of Consolidation

         The December 31, 2000 financial statements are consolidated with CCCI, E-Casinos, E-Casinos, Ltd. and VHC. All significant intercompany accounts and transactions have been eliminated.

         f. Property and Equipment

         Office equipment and leasehold improvements are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation of office equipment and leasehold improvements is computed using the straight-line method over the estimated useful lives of the asset of 5 and 10 years, respectively. Depreciation expense for continuing operations for the years ended December 31, 2000 and 1999 was $37,172 and $36,305, respectively.

         Property and equipment consists of the following:

                                                          December 31,
                                                                  2000
                                                     -----------------
                   Office equipment                  $         171,853
                   Leasehold improvements                       36,491
                   Accumulated depreciation                   (176,137)
                                                     -----------------

                   Net Property and Equipment        $          32,207
                                                     =================

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         h. Change in Accounting Principle

         The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

         The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

         The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

         j. Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2000 and 1999 was $47,446 and $287,726, respectively.

         k. Accounts Receivable

         Accounts receivable are shown net of an allowance for doubtful accounts of $5,083 at December 31, 2000.

         l. Long-lived Assets

         All long-lived assets are evaluated yearly for impairment per SFAS 121. Any impairment in value is recognized as an expense in the period when the impairment occurs.

NOTE 3 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2000, a related party made advances to the Company totaling $390,137. Through December 4, 2000, interest in the amount of $35,962 was accrued on the amounts advanced. The amounts advanced with accrued interest were converted into 7,101,654 shares of common stock at $0.06 per share. These conversions were part of a $500,000 convertible debenture and carry 7,101,654 warrants exercisable at $0.06 per share.

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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

         On December 31, 1996, the Company issued 159,818 shares of its common stock in consideration of money owed to a related party. At the date of issuance $271,691 was owed and converted to common stock. At December 31, 1996, an additional note payable of $387,125 was still owed by the Company. This note payable was non- interest bearing and was due upon demand.

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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 2000. The Company does not have a significant established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. This will be accomplished through the use of convertible debentures. Management believes the funds will more likely than not be successfully raised, but there can be no assurance of this. Additionally, the Company intends to use the marketable securities as additional cash flow. The Company expects that operations will increase in 2001, and will start to provide cash flows from operations and expansion. The Company expects that it will need $1,000,000 to $2,000,000 of additional funds for operations and expansion in 2001.

NOTE 6 - STOCK TRANSACTIONS

         On December 28, 2000, the Company issued 386,662 shares of its common stock for services at $0.13 per share for total consideration of $50,653.

         On December 11, 2000, the Company issued 67,034 shares of its common stock for services at $0.15 per share for total consideration of $10,256.

         On December 1, 2000 and December 4, 2000, the Company issued 6,684,987 and 416,667 shares of its common stock to a related party in settlement of debt of $426,099.

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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 6 - STOCK TRANSACTIONS (Continued)

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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 6 - STOCK TRANSACTIONS (Continued)

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

NOTE 7 - DISCONTINUED OPERATIONS

         On March 14, 1996 the Company sold its subsidiary, Tessier Resources, LTD. (Tessier) to a public shell corporation controlled by some of the Company's shareholders, Ocean Power (formerly PTC Group, Inc.). The consolidated financial statements have been restated to reflect this transaction as discontinued operations. Tessier had no revenues and no income tax benefit was attributed to the sale. (Note 8) On March 8, 2001, the Company sold its wholly-owned subsidiary EuroAsian E-Casinos International, Ltd. To Nexus Marketing. (Note 14).

NOTE 8 - MARKETABLE SECURITIES

         The investment represents a minor ownership interest in Ocean Power of less than 1% at December 31, 2000 from the sale of Tessier Resources, Ltd., whereby Ocean Power gave the Company a convertible debenture with a face value of $3,000,000 in exchange for all of the issued and outstanding stock of Tessier Resources, Ltd. The debenture would have matured in four years if it were not converted. The debenture is convertible at any time before repayment into an aggregate of 2,000,000 shares of authorized but previously unissued shares of Ocean Power common stock at a conversion price of $1.50 per share. The investment was recorded at its predecessor cost of $158,112, because the sale of Tessier was to a related party. Accordingly, no gain on the sale was recorded. The investment is being carried at its fair market value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As the investment is considered "trading", unrealized gains and losses on the investment are recognized as components of income. At December 31, 1999, the Company has converted all of the debenture into 2,000,000 shares of Ocean Power common stock and has deposited those shares with a brokerage house. In August 1999, Ocean Power effected a 1-for-10 reverse stock split. During the year ended December 31, 2000, the Company sold 110,000 shares of Ocean Power common stock and realized a gain of $608,034. The Company also purchased 10,000 shares of a separate unrelated company for $43,901. At December 31, 2000, the Company had a net unrealized gain of $76,813.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 9 - LICENSE FEES

         The fees are amounts paid for software licenses and the rights to use the software related to the Company's conduct of its Internet related gaming.

                                                            December 31,
                                                                    2000
                                                       -----------------
              Softec Systems Caribbean, Inc.           $         100,000
              Accumulated amortization                           (75,000)
                                                       -----------------
              Net amount                               $          25,000
                                                       =================

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

         The license fee will be amortized over a 2-year period. The Company began amortizing the license fee in July 1999. Amortization of the license fee for the year ended December 31, 2000 was $50,000.

         Through its subsidiary, E-Casinos Ltd., the Company paid an annual non-refundable fee of $100,000 to the government of Antigua for a gaming license. As the gaming license was granted on July 22, 1999, it will be amortized over a one-year period beginning August 1, 1999 Softec. Amortization of the gaming license for the year ended December 31, 2000 was $58,333. The license expired in July 2000 and has not been renewed. E-Casino's subsidiary continued to operate as of the date of this audit report. Funds to pay for the original gaming license were advanced to the Company by Softec (Note 10).

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 10  NOTES PAYABLE

         In conjunction with the startup of E-Casinos Ltd., the Company was required to pay a yearly non-refundable fee of $100,000 to the government of Antigua for a gaming license. The funds for the gaming license were advanced to the Company by Softec. Under the terms of the note, the Company is obligated to repay Softec in twelve monthly installments of $10,000. The note payable has an effective interest rate of 20%. Through December 31, 2000, the Company had made payments totaling $60,000 on the note. As of December 31, 2000, the remaining balance outstanding on the note was $60,000.

NOTE 11  COMMITMENTS AND CONTINGENCIES

         Software Licensing Agreement
         ----------------------------

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

         Consultants
         -----------

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

         The Company currently pays a shareholder $10,000 a month for advisory services provided by the shareholder to the Company.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 12  DILUTIVE INSTRUMENTS

         In December 2000, the Company approved a convertible debenture totaling $500,000. The debenture is convertible into "restricted" common stock of the Company at $0.06 per share with one (1) five-year warrant attached. The Company issued 7,101,654 shares of common stock as a conversion of part of the debenture, accordingly, 7,101,654 warrants have been granted.

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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 12  DILUTIVE INSTRUMENTS (Continued)

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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 12  DILUTIVE INSTRUMENTS (Continued)

         A summary of the status of the Company's stock warrants as of December 31, 2000 and changes during the year ending December 31, 2000 are presented below:

                                                                                  Weighted           Weighted
                                                                                  Average            Average
                                                                                  Exercise           Grant Date
                                                             Warrants             Price              Fair Value
                                                          ----------------- -------------------  -----------------
              Outstanding, December 31, 1999                      7,294,680  $             0.26  $            0.00
                  Granted                                         7,201,654                0.06               0.01
                  Expired/Canceled                                (120,000)                2.50             -
                  Exercised                                          -                   -                  -
                                                          ----------------- -------------------  -----------------

              Outstanding, December 31, 2000                     14,376,334  $             0.16  $            0.00
                                                          =================  ==================  =================

              Exercisable, December 31, 2000                     14,376,334  $             0.16  $            0.00
                                                          =================  ==================  =================

         The total amount of outstanding stock warrants at December 31, 2000 is summarized as follows:

                  Shares              Price            Expiration
                  ------            --------       -----------------
                  675,000           $   0.25       December 29, 2001
                  120,000           $   0.50       December 29, 2001
                   50,000           $   0.61            June 3, 2002
                  545,000           $   0.47           June 30, 2002
                  360,000           $   0.28            -
                  825,000           $   0.44        January 27, 2002
                  100,000           $   0.20         January 3, 2004
                4,599,680           $   0.20       September 1, 2004
                6,684,987           $   0.06        December 1, 2005
                  416,667           $   0.06        December 4, 2005
               ----------
               14,376,334
               ==========

         FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black- Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of
         1.50 percent for all years; risk-free interest rates of 5.75 percent and expected lives of 3 - 5 years. Additional expense of $132,409 was recorded during the year ended December 31, 2000 pursuant to the Black-Scholes calculation pertaining to the fair value of the warrants granted during the year.

NOTE 13  NOTE RECEIVABLE

         The Company has advanced $214,977 to Cyberdome Entertainment, Inc. with accrued interest at 10% of $17,814. Subsequent to year end, the Company exchanged this note for preferred shares in Gamecasters, Inc. (see Note
         14). This amount will eliminate in the consolidation entries after February 16, 2001.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 14  SUBSEQUENT EVENTS

         Purchase of Subsidiary
         ----------------------

         On February 16, 2001, the Company purchased GameCasters, Inc., a Nevada corporation, by acquiring all of the outstanding common shares and 40% of the preferred shares of GameCasters. The Company issued 20,000,000 shares of common stock, 10,000,000 shares of preferred stock and 20,000,000 preferred share warrants. The preferred share warrants have a 5-year term with an exercise price of $0.50 per share and are each covertible into 10 shares of common stock. The acquisition of GameCasters, Inc. will be accounted for as a purchase per APB No. 16.

         Sale of Subsidiary
         ------------------

         On March 8, 2001, the Company sold its wholly-owned subsidiary EuroAsian E-Casinos International, Ltd. (EuroAsian) to Nexus Marketing, Inc. for $350,000 less accounts payable and accrued liabilities of $160,000. Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance based on a percentage of gross revenues generated by EuroAsian. All operations of EuroAsian have been reclassified as discontinued and the assets and liabilities of Euro-Asian have been presented as discontinued.

         A summary of the discontinued operations is presented as follows:

                                             For the Year Ended
                                                 December 31,
                                    --------------------------------------
                                           2000               1999
                                    ------------------  ------------------
               Sales                $          169,919  $           29,710
               Cost of sales                    55,341              10,232
                                    ------------------  ------------------

               Gross Margin                    114,578              19,478

               Expenses                        115,231              59,003
                                    ------------------  ------------------

               Net Loss             $             (653) $          (39,525)
                                    ==================  ==================

               Loss Per Share       $            (0.00) $            (0.00)
                                    ==================  ==================

         Stock Option Plan
         -----------------

         In February 2001, the Company increased the number of shares authorized in its employee stock option plan from 3,000,000 to 13,500,000. Additionally, the Company granted 5,000,000 options to officers and directors at an exercise price of $0.06 per share. The options vest at the rate of 25% per year with the first 25% vesting immediately. The options expire 5 years from the date of the grant. 8,500,000 options are reserved for future grants. Because the Company applies the provisions of APB No. 25, no additional compensation expense will be recorded. Under the provisions of SFAS No.123, additional proforma expense of $26,236 would be recognized using the following assumptions:

               Risk free interest rate                         5.75%
               Expected life                                   5 years
               Expected volatility                             161.24%
               Expected dividends                              $0

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with accountants.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The current Executive Officers and Directors of the Company are as follows:

             Name                 Age             Position
             ----                 ---             --------
     Kenneth F. Fitzpatrick        59       President, and Director
     William D. Baker              51       Chief Executive  Officer,
                                             Secretary and Director
     Eric Hutchingame              42       Chairman and Director

         Please note that effective as of February 12, 2001, Craig J. Bampton resigned as Vice President and a director, G. Michael Cartmel resigned as Vice President and a director, and Alyssa J. Bampton resigned as Secretary. On February 16, 2001, William D. Baker and Eric Hutchingame were appointed as directors.

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

         None of the officers and/or directors of the Company are currently officers or directors of any other publicly traded corporation. With the exception of Mr. Hutchingame, none of the directors, officers, affiliates or promoters of the Company have filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years. In 1996, Mr. Hutchingame was working to restructure 172230 Canada Inc., (carrying on business as Uniteleson), a developer of intelligent communication systems for the health and education markets. Mr. Hutchingame had provided personal guarantees on behalf of Uniteleson and when the business failed, he was petitioned into bankruptcy by creditors. Mr. Hutchingame was granted an absolute discharge on February 8, 1998.



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

         William D. Baker, C.A. Mr. Baker joined the Company as a consultant in August 1999 and became Vice President and Chief Financial Officer on September 1, 1999. On May 1, 2000, Mr. Baker relinquished his position as Chief Financial Officer and became Chief Executive Officer, and on February 16, 2001, he was appointed as a director. Mr. Baker has experience in finance and operations with early stage, high growth technology companies who serve international markets. He has been C.F.O./C.O.O. for a number of startups including Cardlink Worldwide, Inc. a private data networking company with operations in Brazil, PopMedia Ltd. a specialty media company in North America, and Bynamics Inc., a telecommunications manufacturer with international operations. His experience includes two years as Vice President for Bytec Management Corporation., a high technology venture capital firm and several years, from 1994 to 1999, as Principal Consultant for Willabeth Capital Corp., a firm which specializes in business planning and early stage financing of high growth technology companies. Willabeth Capital was formed in 1976 and has operated since that time with a staff that has varied between one and five persons. Mr. Baker is a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered
Accountants of British Columbia and is a Commerce graduate from McGill University. Mr. Baker is the founder of Willabeth Capital Corporation, a private Canadian company that provides management consulting services to early-stage high growth potential businesses. His assignments have included high technology, telecommunications, manufacturing and publishing. Since these firms were primarily early stage development entities, they generally did not have material revenues during his tenure with the firms. Mr. Baker provided Chief Financial Officer services to Cardlink Worldwide, Inc., a development stage company with capitalization of approximately $6 million (US), in 1998 and 1999. Mr. Baker also provided Chief Operating Officer services to Peaksoft Corporation, a publicly listed company trading on the Alberta Exchange and the Nasdaq SmallCap Stock Market, in 1996 and 1997. Sales for fiscal years 1996 and 1997 amounted to $784,000 (CND) and $1,340,000 (CND), respectively.

         Eric Hutchingame. Mr. Hutchingame joined the Company in February of 2001 and currently serves as Chairman of the Board. Mr. Hutchingame also serves as Chief Executive Officer of Gamecasters, Inc., a Nevada corporation that recently became a subsidiary of the Company. Mr. Hutchingame joined the Canadian Institute of Marketing in 1983 and has served that organization as National Vice Chairman, Membership and Accreditation He also has over 15 years of experience in developing, and marketing proprietary products on a global basis for early stage companies who serve international markets. This activity included directing a technology transfer program to Mexico in partnership with the Canadian Government's International Development Agency to upgrade a Mexican manufacturing facility to North American Standards. For the last 5 years he has served as the President of Hutchingame Growth Capital, a division of 888258 Ontario Ltd., ("HGC") a Canadian firm owned by Mr. Hutchingame and his family. HGC specializes in restructuring companies with high growth potential that are financially under-achieving. HGC operates as a lender of last resort and merchant banker for the client companies it restructures. Mr. Hutchingame graduated from Algonquin College's Three Year Business Administration Program (Marketing) in 1978. While attending Algonquin College Mr. Hutchingame was appointed to the Board of Governors as an Ex-Officio Member and elected as President of the Students' Union.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Each of the Company's officers and directors is required to file certain forms and reports reporting their beneficial ownership during and after the end of the fiscal year. Certain of these reports have not been filed the reports will be prepared and submitted to the Securities and Exchange Commission.

Item 10. Executive Compensation

         The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. As of December 31, 2000, no employee of the Company has earned in excess of $100,000 per annum.

         The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended December 31, 2000 and 1999 to the Company's Chief Executive Officer and former Chief Operating Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for the period depicted.

                           Summary Compensation Table
                                                         Other          All
                                                         Annual         Other
Name and                                                 Compen-        Compen-
Principal Position       Year     Salary     Bonus       sation         sation
- ------------------       ----     ------     -----       ------         ------
William Baker,           2000    $79,200    $ -0-        $  -0-         $   -0-
C.E.O.

Kenneth Fitzpatrick,     2000    $  -0-     $ -0-        $  -0-         $   -0-
President, C.E.O.        1999       -0-       -0-           -0-             -0-
                         1998       -0-       -0-           -0-             -0-

Arthur Rosenberg,(1)     2000    $  -0-      $-0-        $  -0-         $   -0-
C.O.O. and C.F.O.        1999     60,500      -0-         2,700          27,250
                         1998     72,000      -0-         4,059            -0-
- ---------------

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

Employment Agreements

         As of the date thereof, the Company has not entered into any employment contracts with any of its employees, officers or directors, nor has the Company had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Mr. William Baker's (C.E.O.) employment offer letter from the Company specifies a thirty day notice of termination and provides for the exercise of warrants (see table above) on an earned basis.

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

         On July 28, 2000 the Company entered into a consulting agreement with Hutchingame Growth Capital, ("HGC") a division of 888258 Ontario Ltd., a company owned by Eric Hutchingame and his family. The term of the agreement is for one year commencing September 1, 2000 an is renewed on an annual basis unless either party terminates the agreement. Under the terms of the agreement, HGC is deemed to be an independent contractor and performs a range of services including strategic planning, research and evaluation of business opportunities, evaluation and advice regarding strategic alliances and evaluation and advice regarding potential acquisitions. Under the terms of the agreement, HGC receives compensation at the rate of $10,000 per month and is reimbursed for actual, reasonable out-of-pocket expenses.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best knowledge of the Company, as of March 15, 2001 with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

 Name and Address                    Amount and Nature of          Percent
of Beneficial Owner                  Beneficial Ownership         of Class(1)
- --------------------                 --------------------         -----------
Eric Hutchingame*                     98,252,000(2)                 66.5%
  1055 West 14th Street
  Suite 400
  North Vancouver,
  B.C. V7P 3P2
William D. Baker*                        725,000(3)                  1.1%
  4588 Teviot Place
  North, Vancouver, BC,
  Canada V7R 4M5
Kenneth F. Fitzpatrick*                1,000,000(4)                  1.5%
  709 Park Lane
  Santa Barbara, CA.  93108
Venture Investment Group              10,877,920(5)                 15.3%
  East Bay Centre, Bay Street
  Nassau, Bahamas
888258 Ontario Ltd.                   13,206,000(6)                 17.2%
  470 Newlands Drive
  W. Vancouver, BC.
All directors and executive
  officers as a group                113,183,000(7)                 70.8%
- ------------------
          *       Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

         (1) Based upon 65,801,194 shares of common stock outstanding on March 15, 2001, but does not take into consideration stock options owned by certain officers, directors and/or principal shareholders entitling the holders to purchase an aggregate of 99,528,960 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, 165,330,154 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the
                  Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of March 15, 2001 and assumes the exercise of stock options held by such person (but not by anyone else) and exercisable within sixty days.

         (2) Includes 81,460,000 shares which may be acquired through the conversion of 8,146,000 preferred shares (convertible into 10 common shares each) held in trust by Mr. Hutchingame and various family members. He also holds 2,000,000 5-year term stock options exercisable at a rate of 25% per year of service, with immediate vesting of 500,000 options at an exercise price of $.06.

         (3)      Includes  225,000  shares  which may be acquired by Mr.  Baker pursuant to the exercise of warrants exercisable on a quarterly basis from December 1, 1999 through September 1, 2001. He is also entitled to options to acquire an additional 135,000 shares which have not vested and are not currently exercisable. Mr. Baker also holds 2,000,000 5-year term stock options exercisable at a rate of 25% per year of service, with immediate vesting of 500,000 options at an exercise price of $.06 expiring on February 22, 2006.

         (4) Includes 150,000 shares which may be acquired by Mr. Fitzpatrick pursuant to the exercise of warrants exercisable at various prices and expiring during the period December 29, 2001 through June 30, 2002. Mr. Fitzpatrick also holds 1,000,000 5-year term stock options exercisable at a rate of 25% per year of service, with immediate vesting of 250,000 options at an exercise price of $.06 expiring on February 22, 2006.

         (5) Includes 5,438,960 warrants exercisable at various prices and expiring during the period September 1, 2004 and December 1, 2005.

         (6) Includes 11,005,000 shares which may be acquired through the conversion of 1,100,500 preferred shares (convertible into 10 common shares each). Mr. Hutchingame is a principal owner of 888258 Ontario Ltd.

         (7)      Includes  83,085,000  shares  which  may  be  acquired  by the
                  Company's directors or executive officers pursuant to the conversion of preferred stock and the exercise of warrants and/or stock options exercisable at various prices and expiring during the period December 29, 2001 through February 22, 2006. Also includes the holdings of 888258 Ontario Ltd. of which Mr. Hutchingame is a principal owner, and the 11,005,000 shares which may be acquired by 888258 Ontario Ltd. through the conversion of preferred shares.

Item 12. Certain Relationships and Related Transactions

         There have been no transactions during the past two fiscal years between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

         On February 16, 2001, the Company completed the purchase of Gamecasters which was founded Eric Hutchingame, the Company's current Chairman. Gamecasters had acquired certain video games and equipment and had entered into a long-term revenue sharing agreement with Cyberdome in exchange for the use of Gamecasters' equipment. Gamecasters also acquired marketing rights, know-how, intellectual property and technology that were deemed essential for growing an interactive entertainment enterprise. At the time of the acquisition, Mr. Hutchingame was not a shareholders or director of the Company however, a company which he has an ownership position in, HGC, had a consulting contract with the Company. Mr. Hutchingame carried out all negotiations with the Company on behalf of Gamecasters shareholders.

         Neither the Company nor Gamecasters shareholders employed a financial adviser for the transaction. All the shareholders of Gamecasters were arms length parties to the Company and the valuation of Gamecasters was carried out by Company management. The value of Gamecasters, a privately held corporation, was based on a mixture of the physical assets owned, the present value of discounted cash flows, present value of discounted the cash flow of income forecasts and the value of the proprietary software.

         The Company occupies facilities in Vancouver, B.C. that are leased from Pulverizer Systems, Inc. ("Pulverizer"), a subsidiary of Tessier. Pulverizer also provides certain bookkeeping and accounting services to the Company on a contract basis. Craig J. Bampton, former Vice-President and director of the Company, is also Vice President of Tessier and President of Pulverizer.

         On December 28, 2000, the Company authorized the conversion of $50,750 in equivalent services into 386,662 shares of authorized but unissued common shares of the Company's common stock . The shares were issued at an average conversion price of $ 0.131 pursuant to a Memorandum of Understanding with Aptech Worldwide, Inc., an Indian company, for software development support and expertise.

         On December 11, 2000, the Company authorized the conversion of $10,250 in equivalent services into 67,034 shares of authorized but unissued common shares of the Company's stock. The shares were issued at an average conversion price of $0.153 pursuant to a marketing/research agreement with Wiremix Media, Inc., a Vancouver, BC, based company.

         On January 3, 2000, the directors of the Company authorized a convertible debenture for up to $500,000 to VanAus Investments Ltd. ("VanAus") with respect to prospective funds to be advanced to the Company in the first quarter of 2000. On April 3, 2000, the Company issued an interest-bearing debenture for $ 324,488 to VanAus, not including accrued interest of $6,752. On December 1, 2000, the Company authorized a replacement debenture for $500,000 that rescinded the prior debenture, rolled-over previously advanced funds and accrued interest and provided for the remaining balance to be forwarded to the Company within 45 days. At December 1, 2000 the total principal and interest on the debenture totaled $401,098 and VanAus effected full conversion on that day. The conversion strike price was also adjusted to reflect the closing price ($0.06) of the Company's common stock on the date of issuance. On December 4, 2000 $25,000 was further advanced by VanAus and immediately converted. In addition, $83,000 was advanced to the Company on January 8, 2001, of which $73,901 counted to toward the $5000,000 debenture limit. That amount was also converted on January 8, 2001. The total amount of shares converted against this debenture was 7,101,654 in year 2000 and 1,231,679 in year 2001.

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

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Exhibit No.                    Exhibit Name
         -----------                    ------------
          3.1*             Articles of Incorporation and Amendments
          3.2*             By-Laws of Registrant
          4.*              See Exhibit No. 3.1, Articles of Incorporation
                           Article V and amendments thereto
         10.1**            Offer to Shareholders of Gamecasters, Inc.
         10.2**            Asset Usage and Revenue Share Agreement
         10.3***           Share Purchase Agreement
         21.1              Subsidiaries
         10.1*             Software License Agreement
- ----------------

         *   Previously filed as Exhibit to Form 10-SB.
         ** Previously filed as Exhibit to Form 8-K dated February 16, 2001 *** Previously filed as Exhibit to Form 8-K dated March 8, 2001

         (b) No Form 8-K was filed for the three month period ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VENTURE TECH, INC.

                                   BY: /S/ WILLIAM D. BAKER
                                   ------------------------
                                           William D. Baker
                                           President and Chief Executive
                                           Officer
                                           DATE:  April 1, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   BY: /S/ WILLIAM D. BAKER
                                   ------------------------
                                           William D. Baker
                                           President and Chief Executive
                                           Officer and Director
                                           Principal Accounting Officer
                                           DATE:  April 1, 2001

                                   BY: /S/ KENNETH F. FITZPATRICK
                                   ------------------------------
                                           Kenneth F. Fitzpatrick
                                           President and Director
                                           DATE:  April 1, 2001

                                   BY: /S/ ERIC HUTCHINGAME
                                   ------------------------
                                           Eric Hutchingame
                                           Chairman and Director
                                           DATE:  April 1, 2001