Form 10QSB
period 2001-03-31
VENTURETECH INC
filed 2001-05-18
CIK 1017483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from            to
                                                       ----------   -----------

                         Commission File Number 1-15679

                            VENTUREQUEST GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                   Nevada                                    87-0462258
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

         1055 West 14th Street, Suite 500, North Vancouver, B.C. V7P 3P2
         ---------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (604) 990-9889


                               VENTURE TECH, INC.
                     ----------------------------------------
                    (Former name - changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                          Outstanding as of March 31, 2001
    -----------------------------              --------------------------------
    Common Stock, $.001 par value                       65,801,194


                                TABLE OF CONTENTS
                                -----------------

Heading                                                                                             Page
-------                        PART I. FINANCIAL INFORMATION                                        ----

Item 1.         Financial Statements.................................................................. 3

Item 2.         Management's Discussion and Analysis and Results of Operations........................17

                                            PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.....................................................................20

Item 2.         Changes In Securities and Use of Proceeds.............................................20

Item 3.         Defaults Upon Senior Securities.......................................................21

Item 4.         Submission of Matters to a Vote of
                  Securities Holders..................................................................21

Item 5.         Other Information.....................................................................21

Item 6.         Exhibits and Reports on Form 8-K......................................................22

                SIGNATURES............................................................................23

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended March 31, 2001, have been prepared by the Company.



                            VENTUREQUEST GROUP, INC.

                              FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

Consolidated Financial Statements

VentureQuest Group, Inc.
(Formerly VentureTech, Inc.)
(Unaudited)

March 31, 2001

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Balance Sheets (Unaudited)
As At March 31, 2001 and December 31, 2000

-------------------------------------------------------------------------------------------------
                                                                   March 31,        December 31,
                                                                       2001                2000
                                                                          $                   $
-------------------------------------------------------------------------------------------------
Assets
Current
Cash and cash equivalents                                               35,188                 --
Other receivable                                                         9,231                 --
Marketable securities [note 8]                                         238,977                 --
-------------------------------------------------------------------------------------------------
Total current assets                                                   283,396                 --
-------------------------------------------------------------------------------------------------

Note receivable [Note 11]                                              192,232                 --
Property and equipment [note 3]                                      1,022,645          1,000,002
-------------------------------------------------------------------------------------------------
                                                                     1,214,877          1,000,002
-------------------------------------------------------------------------------------------------

Total assets                                                         1,498,273          1,000,002
-------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
Current
Accounts payable and accrued liabilities                                98,944                  2
Reserve for legal fees                                                  75,000                 --
-------------------------------------------------------------------------------------------------
Total current liabilities                                              173,944                  2
-------------------------------------------------------------------------------------------------

Commitments and contingencies [note 9]

Shareholders' equity
Preferred stock: 20,000,000 shares authorized of $0.001 par value,
10,000,000 issued and outstanding;
Common stock: 100,000,000 shares authorized of $0.001 par value,
65,801,194issued and outstanding:
Common stock [Note 6]                                                   65,801             44,570
Preferred stock [Note 6]                                                10,000                 --
Additional paid-in capital                                             968,354            955,430
Retained earnings                                                      221,440                 --
Minority interest                                                       58,734
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                           1,324,329          1,000,000
-------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                           1,498,273          1,000,002
See accompanying notes
-------------------------------------------------------------------------------------------------

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statement of Operations (Unaudited)
Three months ended March 31, 2001

-------------------------------------------------------------------------------------------------
                                                                                             $
-------------------------------------------------------------------------------------------------
Operating Expenses
Salaries and consulting fees                                                               45,789
General and administrative expenses                                                        17,311
Depreciation and amortization                                                               4,675
-------------------------------------------------------------------------------------------------
Operating loss for the period                                                              67,775
-------------------------------------------------------------------------------------------------

Other income (expense)
   Interest income                                                                          2,295
   Unrealized loss on marketable securities                                               (75,130
   Realized gain on marketable securities                                                   4,760
   Recovery of reserve for legal fees                                                      25,000
   Realized gain on sale of subsidiary company [Note 7]                                   337,245
-------------------------------------------------------------------------------------------------
Total other income (expense)                                                              294,170
-------------------------------------------------------------------------------------------------

Net income before loss from discontinued operations and minority interest                 226,395
Loss from discontinued operations                                                          (6,221)
-------------------------------------------------------------------------------------------------
Minority interest                                                                           1,266

-------------------------------------------------------------------------------------------------
Net income for the period                                                                 221,440

Basic and diluted per share [note 3]
-------------------------------------------------------------------------------------------------

See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity (Unaudited)
(SPLIT TABLE)

---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
                                                  Common stock            Preferred Shares       Additional
                                                                                            Paid In Capital
---------------------------------------------------------------------------------------------------------------
                                              Shares        Amount      Shares       Amount       Amount
---------------------------------------------------------------------------------------------------------------
                                                 #             $           #             $           $
---------------------------------------------------------------------------------------------------------------
Incorporation, December 3, 2000
Issuance of Common shares                  44,569,515       44,570                                 955,430
Net income for the year
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                 44,569,515       44,570            --           --      955,430
Common stock issued for settlement
 of debenture                               1,231,679        1,231                                  72,669
Issuance of Common and Preferred
   shares and Preferred share purchase
   warrants in reverse merger              20,000,000       20,000    10,000,000       10,000      (59,745)
---------------------------------------------------------------------------------------------------------------
                                           65,801,194       65,801    10,000,000       10,000      968,354
Net income for the period
---------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                    65,801,194       65,801    10,000,000       10,000      968,354
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------
                                       Minority Retained Earnings     Total
                                       Interest    (Deficit)      shareholders'
---------------------------------------------------------------------------------
                                                                 equity (deficit)
---------------------------------------------------------------------------------
                                           $            $            $
---------------------------------------------------------------------------------
Incorporation, December 3, 2000
Issuance of Common shares                                       1,000,000
Net income for the year                                                --
---------------------------------------------------------------------------------
Balance, December 31, 2000                   --           --    1,000,000
Common stock issued for settlement
 of debenture                                                      73,900
Issuance of Common and Preferred
   shares and Preferred share purchase
   warrants in reverse merger            60,000                    30,255
---------------------------------------------------------------------------------
                                         60,000           --    1,104,155
Net income for the period                (1,266)     221,440      220,174
---------------------------------------------------------------------------------
Balance, March 31, 2001                  58,734      221,440    1,324,329
---------------------------------------------------------------------------------

See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statement of Cash Flow (Unaudited)
Three months ended March 31, 2001

-------------------------------------------------------------------------------------------------
                                                                                             $
-------------------------------------------------------------------------------------------------

Operating Activities
Net income for the period                                                                 221,440
Adjustments to reconcile net income to net cash used by operating activities:
   Gain on sale of subsidiary company                                                    (337,245)
   Minority interest                                                                       (1,266)
   Unrealized loss on marketable securities                                                75,130
   Realized gain on sale of marketable securities                                          (4,760)
   Depreciation and amortization - continued operations                                     4,675
   Cash disposed on sale of subsidiary company                                             (1,352)
   Changes in non-cash working capital balances:
     Increase in accounts receivable                                                      (28,130)
     Increase in accounts payable and accrued liabilities                                 332,801
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 261,293
-------------------------------------------------------------------------------------------------

Investing Activities
Marketable securities acquired in reverse merger                                         (315,687)
Equipment and intangible assets acquired in reverse merger                                (27,318)
Cash advances received from related parties                                                 6,403
Proceeds on sale of marketable securities                                                   6,340
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (330,262)
-------------------------------------------------------------------------------------------------

Financing Activities
Common and Preferred stock issued for working capital in reverse merger                    51,457
Common and Preferred stock issued for cash on reverse merger                               52,700
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 104,157
-------------------------------------------------------------------------------------------------

Increase in cash                                                                           35,188
Cash, beginning of period                                                                      --
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Cash, end of period                                                                        35,188
-------------------------------------------------------------------------------------------------

See accompanying notes

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001
--------------------------------------------------------------------------------

1.  Nature of Operations

VentureQuest Group, Inc. ("VentureQuest") (formerly VentureTech, Inc.) (the "Company") was incorporated under the laws of the State of Nevada. The Company is considered a development stage company because no significant revenues have been realized and planned principal operations have not yet commenced. During the period, the Company was engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino style gaming, entertainment, information and financial transaction services over the world-wide Internet. During the period, the Company sold its online casino operations and completed a reverse merger with Gamecasters, Inc. as described in Note 2 to these financial statements.

Gamecasters, Inc., a Nevada corporation is engaged in the business of acquiring distressed and undervalued transaction based companies in order to develop these business opportunities to their full potential. The Company's primary area of interest is transaction-based businesses that provide a recurring revenue stream from any transaction that does not involve physical delivery of goods.
Transactions occur through the use of a wide variety of devices including, Internet access machines, Internet websites, amusement devices, cash machines, public phones, etc. and all share a common characteristic - they provide a service for a fee.

In order to generate transaction-based revenue, the Company intends to become involved in a number of markets, each of which has its own unique characteristics and the potential for large numbers of transactions. In the short term, the Company intends to establish a significant position in one of these; the interactive entertainment industry. In order to create a common marketing theme, the Company intends to introduce a membership program for its customers in order to establish a permanent relationship. The program is intended to allow members to enter into a variety of transactions with various channel partners through the use of a multi-purpose membership card.

2.  Reverse MERGER

On Feb 16, 2001 the Company completed an agreement with the shareholders of Gamecasters, Inc. ("Gamecasters") a Nevada company, pursuant to which the Company issued 20,000,000 Common Shares, 10,000,000 Convertible Preferred and 20,000,000 Convertible Preferred Share Warrants to acquire all of the issued and outstanding Common shares of Gamecasters.

The Company has authorized 20,000,000 Convertible Preferred shares with a par value of $0.001. Each share of preferred stock is entitled to ten (10) votes at a meeting of shareholders, except at any meeting in which only shareholders of preferred shares are entitled to vote. The board of directors may, at its discretion, declare dividends on the preferred shares of any amount, at any time, without declaring dividends on any other class of stock. The holders of

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001
--------------------------------------------------------------------------------

2. REVERSE MERGER (continued)

the preferred shares are entitled to receive priority to the holders of the common shares the remaining property of the corporation in the event of a liquidation or wind up. The holders of the Preferred shares may convert each share of preferred stock into 10 shares of common stock at any time for no additional consideration.

The Company also acquired 4,000,000 of the 10,000,000 issued and outstanding Convertible Preferred shares of Gamecasters for an assignment of a loan and interest receivable of $235,561.

At the date of acquisition, the Company was undertaking to sell its casino gambling operations and was otherwise substantially inactive. As a result of the acquisition, the former shareholders of Gamecasters acquired 72.9 percent of VentureQuest as a group. Gamecasters is considered the accounting acquirer for financial statement purposes.

The acquisition has been accounted for as a reverse merger using the purchase method, and accordingly, for financial statement reporting purposes, the net assets of Gamecasters have been included in the consolidated balance sheet at book values, and the net assets of VentureQuest have been recorded at fair market value at the date of acquisition. The historical shareholders' equity gives effect to the Convertible Preferred shares issued to the shareholders of Gamecasters which are exercisable upon exercise of the 20,000,000 Preferred Share Purchase Warrants. The consolidated operations of the Company for the period from January 1, 2001 to the date of acquisition, February 16, 2001, are those of Gamecasters and exclude the results of operations of VentureQuest. The results of VentureQuest are included in the consolidated statements of operations after the date of acquisition.

The cost of the acquisition is the estimated fair market value of the net assets of VentureQuest acquired on February 16, 2001 and consists of:

                                                                     $
-------------------------------------------------------------------------
     Cash                                                         52,700
     Marketable securities                                       315,687
     Receivables and prepaid amounts                              27,777
     Equipment, net of accumulated depreciation of $181,026       27,318
     Accounts payable and accrued liabilities                   (319,327)
-------------------------------------------------------------------------
     Total acquisition cost                                      104,155
-------------------------------------------------------------------------

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001
--------------------------------------------------------------------------------

3.  Significant accounting policies

Principles of consolidation

These consolidated financial statements include the accounts of VentureQuest Group, Inc. (a Nevada company) and its wholly-owned subsidiaries, Gamecasters, Inc. (a Nevada company) and VentureTech Holdings Inc., (a Canadian company) as at March 31, 2001. All significant intercompany balances and transactions have been eliminated on consolidation.

Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Unaudited financial statements

The accompanying unaudited financial statements include all of the adjustments which in the opinion of management, are necessary for a fair presentation. Such adjustment, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted earnings per share is not presented because there is no material difference to the calculation.

                                                                       For three months ended
                                                                           March 31,2001
                                    ----------------------------------------------------
                                     Income (Loss)             Shares         Per Share
                                      (Numerator)          (Denominator)        Amount

   Continuing operations            $         227,662        55,137,784    $         0.00
   Discontinued operations                    (6,222)        55,137,784             (0.00)
                                    ----------------                       --------------

        Total                       $         221,440                      $         0.00
                                    =================                      ==============

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001
--------------------------------------------------------------------------------

3.  Significant accounting policies (continued)

Property and Equipment

Office equipment and leasehold improvements are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation of office equipment and leasehold improvements is computed using the straight-line method over the estimated useful lives of the asset of 5 and 10 years, respectively. Depreciation expense for continuing operations for the period ended March 31, 2001 was $4,675. No depreciation expense was recorded for the period on equipment with a cost of $1,000,000 as these assets were not put into service until April 1, 2001.

     Property and equipment consists of the following:

------------------------------------------------------------------------------
     Equipment                                                   $   1,171,853
     Leasehold improvements                                             36,491
     Patents and trademarks                                                  2
     Accumulated depreciation                                         (185,701)
                                                                 -------------
     Net Property and Equipment                                  $   1,022,645
                                                                 =============


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

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001
--------------------------------------------------------------------------------

4.  RELATED PARTY TRANSACTIONS

During the period the Company paid approximately $15,000 to a shareholder for advisory services.

5.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred operating losses from its inception through March 31, 2001. The Company does not have a significant established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. This will be accomplished through the use of convertible Preferred shares. Management believes the funds will more likely than not be successfully raised, but there can be no assurance of this. Additionally, the Company intends to use the marketable securities as additional cash flow. The Company expects that operations will increase in 2001, and will provide cash flows from operations and expansion. The Company expects that it will need $850,000 to $2,000,000 of additional funds for operations and expansion in 2001.

6.  STOCK TRANSACTIONS

In January, 2001 the Company completed a share for debt exchange whereby a debenture obligation of $73,900 was converted into 1,231,679 Common shares.

On February 16, 2001 the Company issued 20,000,000 shares of its Common stock, 10,000,000 shares of its Preferred stock and 20,000,000 convertible Preferred share purchase warrants in exchange for all of the issued and outstanding common shares (90,000,000) of Gamecasters, Inc.

7.  DISCONTINUED OPERATIONS

On March 8, 2001 the Company sold all of its holdings in the shares of its wholly-owned subsidiary, EuroAsian E-Casinos International, Ltd. As a result, the Company realized a gain on the sale of this discontinued operation as follows:

     Liabilities                                                    $  165,264
     Prepaid license fees                                              (16,667)
     Cash                                                               (1,352)
                                                                   -----------
     Net liabilities eliminated on deconsolidation                     147,245
     Note receivable from Nexus Marketing Inc.                         190,000
                                                                   -----------
     Gain on sale                                                   $  337,245
                                                                   ===========

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001
--------------------------------------------------------------------------------

7.  DISCONTINUED OPERATIONS (continued)

Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance bearing interest at 10 percent per year compounded semi-annually plus a percentage of the gross revenues generated by EuroAsian for the next 5 years. All operations of EuroAsian were reclassified as discontinued and the assets and liabilities deconsolidated from the accounts of the Company. A summary of the discontinued operations is presented as follows:

                                                  February 17, 2001 to
                                                         March 8, 2001
----------------------------------------------------------------------
     Revenue                                               $    2,982
     Discounts and gaming chargebacks                          (6,621)
     Interest                                                    (500)
     Depreciation                                              (2,083)
                                                           -----------
                                                           $   (6,222)
                                                           ===========

8.  MARKETABLE SECURITIES

The investment represents a minor ownership interest in Ocean Power of less than 1% at March 31, 2001. The investment is being carried at its fair market value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As the investment is considered "trading", unrealized gains and losses on the investment are recognized as components of income. The Company also owns 10,000 shares of a separate unrelated company at a cost of $43,901. At March 31, 2001, the Company had a net unrealized loss on this investment of $42,651.

9.  COMMITMENTS AND CONTINGENCIES

The Company currently pays a shareholder $10,000 a month for advisory services provided by the shareholder to the Company. Expires August 31, 2001

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001
--------------------------------------------------------------------------------

10. DILUTIVE INSTRUMENTS

A summary of the status of the Company's stock warrants and stock options as of March 31, 2001 and changes during the period ending March 31, 2001 are presented below:

                                                                         Weighted    Weighted
                                                          Options and     Average     Average
                                                             Warrants       Price  Fair Value
---------------------------------------------------------------------------------------------
Outstanding, December 31, 2000                             14,376,334       $0.16       $0.00
Granted                                                     6,231,679        0.06        0.01
---------------------------------------------------------------------------------------------

Outstanding and exercisable, March 31, 2001                20,608,013       $0.16       $0.00
                                                           ==================================

The total amount of outstanding stock warrants and options at March 31, 2001 is summarized as follows:
                    Shares          Price          Expiration
                    ------          -----          ----------
                   675,000         $ 0.25          December 29, 2001
                   120,000         $ 0.50          December 29, 2001
                    50,000         $ 0.61          June 3, 2002
                   545,000         $ 0.47          June 30, 2002
                   360,000         $ 0.28             -
                   825,000         $ 0.44          January 27, 2002
                   100,000         $ 0.20          January 3, 2004
                 4,599,680         $ 0.20          September 1, 2004
                 6,684,987         $ 0.06          December 1, 2005
                   416,667         $ 0.06          December 4, 2005
                 1,231,679         $ 0.06          January 6, 2006
                 5,000,000*        $ 0.06          February 1, 2006
                ----------
                20,608,013

*Options issued pursuant to the Company's stock option plan

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 1.50 percent for all

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001
--------------------------------------------------------------------------------

10.  DILUTIVE INSTRUMENTS (continued)

years; risk-free interest rates of 5.75 percent and expected lives of 3 - 5 years. No additional expense was recorded during the period ended March 31, 2001 pursuant to the Black-Scholes calculation pertaining to the fair value of the warrants granted during the period.

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

Minority interests hold 10,000,000 options to acquire 10,000,000 Common shares of Gamecasters for a nominal exercise price. As at March 31, 2001, none of these options had been exercised.

As part of the reverse merger transaction, the Company issued 20,000,000 Preferred share purchase warrants to the former shareholders of Gamecasters. Each warrant is exercisable at $0.50 per warrant. Each converted Preferred share warrant is exercisable into 10 Common shares of the Company. The result of the exercise of all of the Preferred share purchase warrants would result in an additional $10,000,000 in cash for 200,000,000 Common shares. As at March 31, 2001, none of the Preferred share purchase warrants had been exercised.

11. SUBSEQUENT EVENTS

On May 9, 2001, VentureTech, Inc., incorporated under the laws of the State of Idaho, completed its merger with VentureQuest Group, Inc. solely to effect a change in the jurisdiction of the Company from Idaho to Nevada.

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001
--------------------------------------------------------------------------------

11. SUBSEQUENT EVENTS (continued)

Subsequent to the period, the Company entered into an agreement whereby the lease between Cyberdome Entertainment, Inc. and 713949 Ontario Limited (St. Laurent Shopping Centre) was assigned to the Company. The lease term commenced on June 1, 1997 and is for a period of 10 years, with three subsequent 5-year renewal terms. Minimum monthly lease obligations are $18,750 in the first 5 years and $20,833 in the subsequent 5 years. The lease also requires that the lease payment be the greater of the minimum lease or 6% of the gross revenues between $1.5 and $2.5 million and 10% in excess of $2.5 million.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

         VentureQuest Group, Inc., formerly Venture Tech, Inc. (the "Company"), is a development stage company and has incurred losses from its inception through March 31, 2001. From 1995 to March 2001, the Company was engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino-style gaming, entertainment, information and financial transaction services over the worldwide Internet. The Company's gaming business has been operated through its wholly owned subsidiary, EuroAsian E-Casinos International Ltd. ("E-Casinos International").

         In February 2001, the Company purchased Gamecasters, Inc., a Nevada Corporation ("Gamecasters"), that is engaged in the business of acquiring distressed and undervalued transaction based companies in order to develop these business opportunities to their full potential. The Company's primary area of interest is transaction based businesses that provide a recurring revenue stream from any transaction that does not involve physical delivery of goods.
Transactions occur through the use of a wide variety of devices including, Internet access machines, Internet websites, amusement devices, cash machines and public phones.

         On March 8, 2001, the Company sold E-Casinos International to Nexus Marketing, Inc. for $350,000 less accounts payable and accrued liabilities of $160,000. Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance based on a percentage of gross revenues generated by E-Casinos International.

         In order to generate future transaction based revenue, The Company intends to become involved in a number of markets, each of which has its own unique characteristics and the potential for large numbers of transactions. In the short term, the Company intends to establish a significant position in one of these; the interactive entertainment industry. In order to create a common marketing theme, the Company intends to introduce a membership program for its customers in order to establish an ongoing relationship. The program is intended to allow members to enter into a variety of transactions with various channel partners through the use of a multi-purpose membership card.

         In the past, the Company has not established a source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to seek additional financing through private placements of its securities, although there can be no assurance that the Company will be successful in any such funding. The Company anticipates that it will begin to realize cash flows from its interactive entertainment operations during fiscal 2001 and that it expects to need from $850,000 to $2,000,000 of funds for operations and expansion in 2001. However, unless the Company is able generate revenues and/or raise sufficient capital to finance its operations in 2001, there is substantial doubt about its ability to continue as a going concern.

         The Company anticipates that its cash needs will not exceed $2,000,000 per year for the near future with respect to its corporate growth strategy.

Results of Operations

          On February 16, 2001, the Company completed an agreement with the shareholders of Gamecasters to acquire all of the issued and outstanding common shares of Gamecasters. For financial statement purposes, Gamecasters is considered the accounting acquirer. Thus, the historical statements of Gamecasters have become the historical financial statements of the Company. As a result, a comparison of the Statement of Operations for the periods ending March 31, 2001 and March 31, 2000 is not meaningful to an understanding of the Company's relative performance. Accordingly, only results from the Company's first quarter 2001 will be discussed. The information presented herein includes operations of the Company's online gaming subsidiary, prior to its sale on March 8, 2001, however, in anticipation of the sale, the operations of the subsidiary were substantially inactive and therefore not material to overall results.

         Prior to the reverse merger, the Company was engaged in the development, acquisition, and licensing of certain computer based technology designed to ultimately offer a full range of casino style gaming, entertainment, information and financial transaction services over the Internet.

         Gamecasters, the Company's primary operating subsidiary, was created in December 2000 and, accordingly, conducted only limited operations during the first quarter of 2001. The Company's primary area of interest is transaction-based businesses that provide a recurring revenue stream from any transaction that does not involve physical delivery of goods. Transactions occur through the use of a wide variety of devices including Internet access machines, Internet websites, amusement devices, cash machines and public phones. All of these devices share a common characteristic in that they provide a service for a fee.

         In order to generate transaction-based revenue, the Company intends to become involved in a number of markets, each of which has its own unique characteristics and the potential for large numbers of transactions.
Specifically, the Company intends to establish a position in the interactive entertainment industry. In order to create a common marketing theme, the Company intends to introduce a membership program for its customers in order to establish a permanent relationship. The program is intended to allow members to enter into a variety of transactions with various channel partners through the use of a multi-purpose membership card.

         The Company's loss from operations for the first quarter of 2001 was $67,774. No operating revenue was recorded for the period as the interactive entertainment assets of Gamecasters were not put into service until April 1, 2001.

         General and administrative expenses for the first quarter of 2001 totaled $17,310 and salaries and consulting fees amounted to $45,789. Depreciation and amortization expense for continuing operations for first quarter of 2001 totaled $4,675. The Company anticipates a substantial increase in depreciation and amortization during the balance of 2001, as the depreciation for Gamecasters began on April 1, 2001.

         The Company earned interest and dividend income of $2,295 for the first quarter of 2001, resulting primarily from the Company's note receivable with an unrelated third party. No interest expense was recorded in the first quarter of 2001.

         During the first quarter of 2001 and subsequent to the merger with Gamecasters the Company sold certain investment securities of Ocean Power
Corporation ("PWRE") and recorded a realized gain of $4,760 at the end of the quarter on the sale. The Company also recorded an unrealized loss on its marketable securities of $75,130 in first quarter of 2001. The loss was attributed to the negative fluctuation in market price during the reporting period.

         The Company reported net income of $221,440 for the period ended March 31, 2001, primarily from a recovery of reserve for legal fees amounting to $25,000 and the realized gain on the sale of its gaming subsidiary of $337,245. The Company also recorded a loss of $6,221 from discontinued operations during the reporting period and an unrealized loss on marketable securities of $75,130.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities and through other debt instruments, such as convertible debentures. The Company reasonably expects to continue to do so in the future. At March 31, 2001, the Company had working capital of $ 29,452 compared to a deficit of $2 at December 31, 2000. The net increase is primarily attributed to the aggregate effect of a reduction in reserve for legals fees, a reduction in certain payables and license fees in connection with discontinued operations of the Company's online casinos, offset by the sale of certain marketable securities in the quarter.

         At March 31, 2001, the Company had a note receivable of $ 192,232 representing a note due from an unrelated company in connection with the sale of the Company's online casino operations. Under the terms of the sales agreement, the Company has agreed to receive payment on the note based on a percentage of gross revenues generated by the former subsidiary. Also at March 31, 2001, the Company had $ 35,188 in cash compared to $ 0 at December 31, 2000. At March 31, 2001, the Company held $238,977 in marketable securities compared with $0 at December 31, 2000. The increase is due to the reverse merger and acquisition of the Company by Gamecasters.

         As of March 31, 2001, the Company had total assets of $ $1,498,273 and total stockholders' equity of $ 1,324,329 compared with total assets of $1,000,002 and total stockholders' equity of $ 1,000,000 at December 31, 2000. Assets and stockholders' equity increased in the first three months of 2001 primarily due to the increase in property and equipment resulting from the reverse merger with Gamesters, Inc.

         For the three months ended March 31, 2001, cash provided by operating activities totaled $261,293. This primarily resulted from an increase in accounts payable and accrued liabilities, the recognition of an unrealized loss on marketable securities and net income for the period.

         Also during the first three months of 2001, the Company used cash from investing activities of $ 330,262. The results are primarily due to the acquisition of marketable securities, equipment and intangible assets that were acquired pursuant to the reverse merger agreement. In addition, the Company realized cash from financing activities of $104,157 as a result of common and preferred stock issued for cash and working capital pursuant to the reverse merger.

         During the remainder of fiscal year 2001, the Company anticipates meeting its cash and working capital needs primarily from the private sale of its shares or convertible instruments, the sale of its marketable securities and revenues generated from operations.

Effect of Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the success of its operations at Cyberdome, the implementation of its membership card program, the ability of its successor company to successfully operate the Company's former online gaming subsidiary, and the ability of the Company to fund its current and future projects and its ability to meet its cash and working capital needs, and other risks detailed in the Company's periodic report filings with the SEC.

                                     PART II

Item 1.           Legal Proceedings

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened. In 1998, the Company took a reserve of $100,000 on its books against any possible litigation arising out of the termination of its licensing agreement with Casino World Holdings (CWH). Based on the opinion of legal counsel, the Company reasonably believes that it would be successful in any litigation brought by CWH and that any claims that may be brought by CWH are without merit. The Company may elect to litigate against CWH in the future to recover its prior investment, but has no immediate plans to do so. The Company has further elected to reduce the reserve by $25,000 per quarter during fiscal year 2001.

Item 2.           Changes In Securities and Use of Proceeds

         Pursuant to the terms of the Company's acquisition of Gamecasters, the Company issued 20,000,000 shares of authorized, but previously unissued common stock, and 10,000,000 shares of authorized, but previously unissued preferred stock. In addition, the Company issued stock purchase warrants for the purchase of 20,000,000 shares of the Company's preferred stock ("Preferred Share Warrants"). The Preferred Share Warrants are exercisable for a period of five years at the exercise price of $.50 per share. Each preferred share is convertible into 10 shares of common stock. At the time of the offer to acquire Gamecasters shares on December 27, 2000, the Company's common stock was trading at $.05 per share and there were a total of 44,569,515 common shares issued and outstanding.

         Upon conversion of debentures into shares and/or shares and warrants, the Company relied on Section 3(a)(9) of the Act which exempts from registration exchanges by an issuer with its existing security holders exclusively. Holders making the conversions were privy to the same information about the Company as when they acquired their original securities. Upon making the conversions, the holders were not required to make an additional cash payment or pay a commission or other remuneration. The Company did not pay any consideration, either in the form of a commission or other remuneration, in connection with the sale or placement of any of the above securities, or at the time of conversion of any of the securities. No officer or director of the Company received a commission or other consideration in connection with the placement of the securities. All securities issued upon conversion were deemed "restricted" and certificates representing the issued securities bore restrictive legends. Debenture holders converting their debentures into shares of common stock were permitted to tack the holding period of the debenture onto the holding period of the newly acquired common stock.

Item 3.           Defaults Upon Senior Securities


         This Item is not applicable to the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.           Other Information

         On February 16, 2001, the Company announced the acquisition of Gamecasters. Pursuant to the acquisition, the Company acquired all of the outstanding common stock and 40% of the outstanding preferred stock of Gamecasters in exchange for 20,000,000 shares of authorized, but previously unissued Company common stock, and 10,000,000 shares of authorized, but previously unissued preferred stock. The Company also issued stock purchase warrants for the purchase of 20,000,000 shares of the Company's preferred stock ("Preferred Share Warrants"). The Preferred Share Warrants are exercisable for a period of five years at the exercise price of $.50 per share. Each preferred share is convertible into ten shares of common stock.

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

         In purchasing 40% of Gamecasters preferred stock, the Company acquired 4,000,000 shares of outstanding Gamecasters preferred stock from Eric Hutchingame, presently Chief Executive Officer of Gamecasters and Chief Executive Officer of the Company and Chairman of the Company's Board of Directors. The preferred shares were acquired in exchange for the assignment to Mr. Hutchingame of all Cyberdome indebtedness to the Company, totaling approximately $232,000. Following the closing of the acquisition, there will remain outstanding 6,000,000 shares of Gamecasters preferred stock, which shares shall be convertible into shares of the Company's common stock on a one share for one share basis. Also, Gamecasters has outstanding stock purchase warrants, issued to 888258 Ontario Ltd., a company owned by Mr. Hutchingame and his family, to acquire up to 10,000,000 shares of Gamecasters common stock for the exercise price of $0.001 per share.

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

         On March 8, 2001, the Company completed the sale of its wholly owned subsidiary E-Casinos International that operates Asia Casino (www.asiacasino.com), an online gambling casino, and E-Casinos(www.ecasino.com) a gambling portal. The Company sold its 100% interest in E-Casinos International to Nexus Marketing, Inc. ("Nexus"), a British Columbia corporation for the purchase price of $350,000. The purchase price will be reduced by any and all outstanding license fee amounts, whether due or accrued, which amounts to approximately $160,000. Under the terms of the agreement, the balance of approximately $190,000 will be paid to the Company by E-Casinos International paying a percentage of gross revenues generated by the E-Casinos International operations. Interest on the outstanding amount will accrue at the rate of 10% per annum. The Company will transfer the appropriate domain names used by E-Casinos International when full payment has been made in accordance with the terms of the agreement.

         As a result of the sale of E-Casinos International, the Company discontinued its online gambling business. Following the Company's recent purchase of Gamecasters, Inc., the focus of the Company's activities has shifted to the interactive gaming (non gambling) industry and to other areas that provide for transaction-based revenues. Management believes that this change in business will provide the Company with more growth opportunities without the legislative barriers to success associated with online gambling.

         In May 2001, the Company completed its change of domicile of incorporation from the State of Idaho to the State of Nevada. In connection with the change, the Company also changed its corporate name to VentureQuest Group, Inc.

         On April 30, 2001, the Company canceled its revenue sharing agreement with Cyberdome Entertainment, Inc. and on May 1, 2001 assumed full responsibility for operating the Cyberdome Family Entertainment Centre in Ottawa, Ontario. The canceled revenue sharing agreement would have resulted in the Company receiving a net 50% share of revenue from the facility operations whereas the Company will now receive 100% of the revenue.

Item 6.                    Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  On March 2, 2001, the Company filed a Form 8-K reporting under
                  Item 2 the acquisition of Gamecasters, Inc. An amended Form 8-K was filed on March 22, 2001 to clarify certain terms of the acquisition.

                  On March 22, 2002, the Company filed a Form 8-K reporting under Item 2 the sale of the Company's wholly owned subsidiary EuroAsian E-Casinos International, Ltd., that operated the Company's online gambling casino.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VENTUREQUEST GROUP, INC.



Date: May 17, 2001                By:  /S/ WILLIAM D. BAKER
                                     ----------------------
                                           William D. Baker
                                           President, C.F.O. and Director
                                           (Principal Accounting Officer)



Date:  May 17, 2001               By: /S/ ERIC HUTCHINGAME
                                     ---------------------
                                          Eric Hutchingame
                                          Chairman, Chief Executive Officer
                                          and Director