Form 10QSB
period 2001-06-30
VENTUREQUEST GROUP INC
filed 2001-08-20
CIK 1017483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

     [X] QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

                                       OR

     [ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 1-15679

                            VENTUREQUEST GROUP, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       Nevada                                 87-0462258
         -------------------------------                  ------------------
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

                   Class                         Outstanding as of June 30, 2001

         Common Stock, $.001 par value                 __________________

                                TABLE OF CONTENTS

Heading                                                                     Page
                          PART I. FINANCIAL INFORMATION                     ----

Item 1.  Financial Statements................................................  3

Item 2.  Management's Discussion and Analysis and Results of Operations...... 18

                                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 22

Item 2.  Changes In Securities and Use of Proceeds........................... 22

Item 3.  Defaults Upon Senior Securities..................................... 22

Item 4.  Submission of Matters to a Vote of
           Securities Holders................................................ 22

Item 5.  Other Information................................................... 22

Item 6.  Exhibits and Reports on Form 8-K.................................... 22

         SIGNATURES.......................................................... 23

                                     PART I

                          Item 1. Financial Statements

         The following unaudited Financial Statements for the period ended June 30, 2001, have been prepared by the Company.




                            VENTUREQUEST GROUP, INC.

                              FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets


                                                      December 31,
                                                         2000          June 30,
                                                      (Unaudited)        2001
                                                          $                $
                                                       ---------      ---------
Assets
Current
Cash and cash equivalents                                   --           11,587
Other receivable                                            --           11,233
Marketable securities [note 8]                              --          178,770
                                                       ---------      ---------
Total current assets                                        --          201,590
                                                       ---------      ---------
Note receivable [note 7]                                    --          195,082
Property and equipment [note 3]                          989,041      1,016,318
                                                       ---------      ---------
                                                            --        1,211,400
                                                       ---------      ---------
Total assets                                             989,041      1,412,990
                                                       ---------      ---------
Liabilities and Shareholders' Equity
Current
Accounts payable and accrued
liabilities [notes 3 and 4]                                 --          276,081
                                                       ---------      ---------
Total current liabilities                                   --          276,081

Deferred gain on disposition of
subsidiary company [note 7]                                 --          337,246
                                                       ---------      ---------
Commitments and contingencies [note 11]                     --          613,327
                                                       ---------      ---------
Shareholders' equity
Preferred stock: 20,000,000 shares authorized
of $0.001 par value, 10,000,000 issued
and outstanding;
Common stock: 480,000,000 shares authorized
of $0.001 par value, 65,801,194 issued
and outstanding:
Common stock [note 6]                                     44,570         65,801
Preferred stock [note 6]                                    --           10,000
Additional paid-in capital                               955,430      1,068,354
Retained earnings (deficit)                              (10,959)      (397,842)
Minority interest                                           --           53,350
Total shareholders' equity                               989,041        799,663
                                                       ---------      ---------

Total liabilities and shareholders' equity               989,041      1,412,990
                                                       =========      =========

                             See accompanying notes



VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statement of Operations (Unaudited)

                                                                                               From
(Comparative amounts for the three and six                Three             Six              inception on
months ended June 30, 2000 are not presented             months            months           December 12,
as the inception date was December 12, 2000)              ended             ended             2000 to
                                                         June 30,          June 30,          June 30,
                                                          2001              2001               2001
                                                            $                $                   $
                                                        -------            -------            -------
Revenues                                                 96,150             96,150             96,150
                                                        -------            -------            -------
Operating Expenses
Cost of sales                                             3,865              3,865              3,865
Salaries and consulting fees                            128,164            183,911            183,911
General and administrative expenses                      88,280            101,154            101,154
Depreciation and amortization                            61,308            115,983            126,942
                                                        -------            -------            -------
Total operating expenses                                281,617            404,913            415,872
                                                        -------            -------            -------
Loss from operations                                    185,467            308,763            319,722
                                                        -------            -------            -------
Other income (expense)
   Interest income                                        2,895              5,190              5,190
   Unrealized loss on marketable securities             (46,767)          (121,897)          (121,897)
   Realized gain on marketable securities                33,398             38,158             38,158
                                                        -------            -------            -------
Total other income (expense)                            (10,474)           (78,549)           (78,549)
                                                        -------            -------            -------
Loss before minority interest and
   discontinued operations                              195,941            387,312            398,271
Minority interest                                        (2,053)            (6,650)            (6,650)
                                                        -------            -------            -------
Loss before loss from discontinued operations           193,888            380,662            391,621
Loss from discontinued operations                          --                6,221              6,221
                                                        -------            -------            -------
Net loss for the period                                 193,888            386,883            397,842
                                                        =======            =======            =======
Basic and diluted per share [note 3]                      (0.00)             (0.00)             (0.00)
                                                        =======            =======            =======

                             See accompanying notes


VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity

                                 (Split Table)

                                                             Common stock                       Preferred Shares
                                                    Shares             Amount             Shares               Amount
                                                  ----------         ----------         ----------           ----------
                                                       #                   $                 #                     $
                                                  ----------         ----------         ----------           ----------
Incorporation, December 12, 2000
Issuance of Common shares                         44,569,515             44,570               --                   --
Net income (loss) for the period                        --                 --                 --                   --
                                                  ----------         ----------         ----------           ----------
Balance, December 31, 2000                        44,569,515             44,570               --                   --
Common stock issued for
  settlement of debenture                          1,231,679              1,231               --                   --
                                                  ----------         ----------         ----------           ----------
Balance February 16,
  2001 (unaudited)                                45,801,194             45,801               --                   --
Issuance of Common and
 Preferred shares and
 Preferred share purchase
 warrants on reverse merger                       20,000,000             20,000         10,000,000               10,000
Net income (loss) for six months
 ended June 30, 2001 (unaudited)                        --                 --                 --                   --
                                                  ----------         ----------         ----------           ----------
Balance June 30, 2001 (unaudited)                 65,801,194             65,801         10,000,000               10,000
                                                  ==========         ==========         ==========           ==========

                                                                                                                       Total
                                                  Additional             Minority          Retained Earnings       Shareholders's
                                                Paid In Capital          Interest             (Deficit)               Equity
                                                  ----------            ----------            ----------            ----------
                                                       $                     $                    $                    $
                                                  ----------            ----------            ----------            ----------
Incorporation, December 12, 2000
Issuance of Common shares                            955,430                  --                    --               1,000,000
Net income (loss) for the period                        --                    --                 (10,959)              (10,959)
                                                  ----------            ----------            ----------            ----------
Balance, December 31, 2000                           955,430                  --                 (10,959)              989,041
Common stock issued for
  settlement of debenture                             (1,231)                 --                    --                    --
                                                  ----------            ----------            ----------            ----------
Balance February 16,
  2001 (unaudited)                                   954,199                  --                 (10,959)              989,041
Issuance of Common and
 Preferred shares and
 Preferred share purchase
 warrants on reverse merger                          114,155                60,000                  --                 204,155
Net income (loss) for six months
 ended June 30, 2001 (unaudited)                        --                  (6,650)             (386,883)             (393,533)
                                                  ----------            ----------            ----------            ----------
Balance June 30, 2001 (unaudited)                  1,068,354                53,350              (397,842)              799,663
                                                  ==========            ==========            ==========            ==========

                             See accompanying notes


VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flow (Unaudited)


                                                                                              From
(Comparative amounts for the six months ended                            Six              inception on
June 30, 2000 are not presented as the inception                        months             December 12,
date was December 12, 2000)                                              ended               2000 to
                                                                        June 30,            June 30,
                                                                         2001                 2001
                                                                          $                     $
                                                                       -------               -------
Operating Activities
Net income (loss) for the period                                      (386,883)             (397,842)
Adjustments to reconcile net income
to net cash used by operating activities:
   Minority interest                                                    (6,650)               (6,650)
   Unrealized loss on marketable securities                            121,897               121,897
   Realized gain on sale of marketable securities                      (38,158)              (38,158)
   Depreciation and amortization                                       115,983               126,942
   Changes in non-cash working capital balances:
     Increase in accounts receivable                                    (5,205)               (5,205)
     Increase in accounts payable and accrued liabilities              167,307               167,307
                                                                       -------               -------
Net cash provided by (used in) operating activities                    (31,709)              (31,709)
                                                                       -------               -------
Investing Activities
Cash acquired on reverse merger                                         52,700                52,700
Cash disposed on sale of subsidiary company                             (1,352)                (1352)
Proceeds on sale of marketable securities                               53,180                53,179
Capitalized costs of lease assigned (Note 3)                           (40,941)              (40,941)
                                                                       =======               =======
Net cash provided by (used in) investing activities                     63,587                63,587
                                                                       -------               -------
FINANCING ACTIVITIES:
Reduction of liabilities assumed under
  lease assignment agreement                                           (20,291)              (20,291)
                                                                       =======               =======
Net cash provided by (used in) financing activities                    (20,291)              (20,291)
                                                                       -------               -------
Increase (decrease) in cash                                             11,587                11,587
Cash, beginning of period                                                 --                    --
                                                                       -------               -------
Cash, end of period                                                     11,587                11,587
                                                                       =======               =======


VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flow (Unaudited)


                                                                                                From
(Comparative amounts for the six months ended                            Six                inception on
June 30, 2000 are not presented as the inception                        months              December 12,
date was December 12, 2000)                                             ended                2000 to
                                                                        June 30,              June 30,
                                                                         2001                  2001
                                                                          $                      $
                                                                       -------                -------
SUPPLEMENTAL CASH FLOW INFORMATION
NON CASH FINANCING ACTIVITIES:
Common shares issued in settlement of $73,900 debenture
    prior to reverse merger                                                 --                  --
Issuance of Common and Preferred shares and
    Preferred share purchase warrants on reverse merger                  204,155             204,155
Liabilities assumed under lease acquisition agreement                     75,000              75,000

                             See accompanying notes

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Six months ended June 30, 2001
--------------------------------------------------------------------------------

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

The Company has authorized 20,000,000 Convertible Preferred shares with a par value of $0.001. Each share of preferred stock is entitled to ten (10) votes at a meeting of shareholders, except at any meeting in which only shareholders of preferred shares are entitled to vote. The board of directors may, at its discretion, declare dividends on the preferred shares of any amount,

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Six months ended June 30, 2001
--------------------------------------------------------------------------------

2. REVERSE MERGER (continued)

at any time, without declaring dividends on any other class of stock. The holders of the preferred shares are entitled to receive priority to the holders of the common shares the remaining property of the corporation in the event of a liquidation or wind up. The holders of the Preferred shares may convert each share of preferred stock into 10 shares of common stock at any time for no additional consideration.

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

The cost of the acquisition is the estimated fair market value of the net assets of VentureQuest acquired on February 16, 2001 and consists of:
                                                                    $
-------------------------------------------------------------------------------

     Cash                                                        52,700
     Marketable securities                                      315,687
     Receivables and prepaid amounts                             27,777
     Equipment, net of accumulated depreciation of $181,026      27,318
     Accounts payable and accrued liabilities                  (219,327)
-------------------------------------------------------------------------------
     Total acquisition cost                                     204,155
-------------------------------------------------------------------------------

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Six months ended June 30, 2001
--------------------------------------------------------------------------------
3.  Significant accounting policies

Principles of consolidation

These consolidated financial statements include the accounts of VentureQuest Group, Inc. (a Nevada company) and its wholly-owned subsidiaries, Gamecasters, Inc. (a Nevada company), Gamecasters Interactive, Inc. (a Canadian company) and VentureTech Holdings Inc., (a Canadian company) as at June 30, 2001. All significant intercompany balances and transactions have been eliminated on consolidation.

Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Unaudited financial statements

The accompanying unaudited financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation. Such adjustments, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted earnings per share is not presented because there is no material difference to the calculation.

                                                                            Loss Per Share
                                        (Numerator)       (Denominator)         Amount
                                        -------------     -------------    --------------
Continuing operations                   $     193,888        55,137,784    $         0.00
Discontinued operations                            --        55,137,784              0.00
                                        -------------     -------------    --------------
Three months ended June 30              $     193,888                      $         0.00
                                        =============                      ==============

Continuing operations                   $     380,662        60,498,946    $         0.00
Discontinued operations                         6,221        60,498,946              0.00
                                        -------------                      --------------
Six months ended June 30                $     386,883                      $         0.00
                                         ============                      ==============

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Six months ended June 30, 2001
--------------------------------------------------------------------------------
3.  Significant accounting policies (continued)

Property and Equipment

On April 30, 2001, the Company entered into an agreement to have Cyberdome Entertainment, Inc.'s ("CEI") lease for its premises assigned to the Company. As consideration for the acquisition of the long-term lease, which was essential for its operations, the Company agreed to fund the payment of CEI liabilities to a maximum of $75,000 plus the cancellation of the Company's receivables owed to it by CEI of $40,941, for total acquisition costs of $115,941. The acquisition cost is being amortized over 133 months, which is the remaining term of the lease plus one 5-year renewal period. The revenue sharing agreement between the Company and CEI entered into on December 15, 2000, wherein the Company received a net 50% share of revenue from CEI operations, was cancelled upon the assignment of the lease. As a result of the cancellation of the revenue share agreement and the assignment of the lease, the Company retained all of the revenue from operations commencing May 1, 2001.

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

Depreciation and amortization expense for continuing operations for the three and six months ended June 30, 2001 was $61,308 and $115,983 respectively.

     Property and equipment consists of the following:

-----------------------------------------------------------------------
     Equipment                                            $   1,171,853
     Leasehold improvements                                      36,491
     Patents and trademarks                                           2
     Lease  assignment agreement                                115,941
     Accumulated depreciation                                  (307,969)
                                                          -------------
     Net Property and Equipment                           $   1,016,318
                                                          =============


Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Six months ended June 30, 2001
--------------------------------------------------------------------------------
3.  Significant accounting policies (continued)

contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Long-lived Assets

All long-lived assets are evaluated yearly for impairment per SFAS 121. Any impairment in value is recognized as an expense in the period when the impairment occurs.

4.  RELATED PARTY TRANSACTIONS

During the period the Company incurred approximately $45,000 of expenses to a shareholder and $30,000 to a related party for advisory services. Accounts payable includes $48,463 owing to a corporation related to one of the principals of the Company.

5.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred operating losses from its inception through June 30, 2001. The Company does not have a significant established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. This will be accomplished through the use of convertible Preferred shares. Management believes the funds will more likely than not be successfully raised, but there can be no assurance of this. Additionally, the Company intends to use the marketable securities as additional cash flow. The Company expects that operations will increase in 2001, and will provide cash flows from operations and expansion. The Company expects that it will need $850,000 to $2,000,000 of additional funds for operations and expansion in 2001.

6.  STOCK TRANSACTIONS

In January, 2001 the Company completed a share for debt exchange whereby a debenture obligation of $73,900 was converted into 1,231,679 Common shares.

6.  STOCK TRANSACTIONS (continued)

On February 16, 2001 the Company issued 20,000,000 shares of its Common stock, 10,000,000 shares of its Preferred stock and 20,000,000 convertible Preferred share purchase warrants in exchange for all of the issued and outstanding common shares (90,000,000) of Gamecasters, Inc.

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Six months ended June 30, 2001
--------------------------------------------------------------------------------
7.  DISCONTINUED OPERATIONS

On March 8, 2001 the Company sold all of its holdings in the shares of its wholly-owned subsidiary, EuroAsian E-Casinos International, Ltd. As a result, the Company has recorded a deferred gain on the sale of this discontinued operation as follows:

     Liabilities                                                   $  165,264
     Prepaid license fees                                             (16,667)
     Cash                                                              (1,352)
                                                                 ------------
     Net liabilities eliminated on deconsolidation                    147,245
     Note receivable from Nexus Marketing Inc.                        190,000
                                                                  -----------
     Deferred gain on sale                                         $  337,245
                                                                   ==========

The deferred gain will amortized against future cash receipts received under the terms of the agreement, or until such time as the it is considered appropriate to recognize the balance of deferred gain in income.

Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance bearing interest at 10 percent per year compounded semi-annually plus a percentage of the gross revenues generated by EuroAsian for the next 5 years. All operations of EuroAsian were reclassified as discontinued and the assets and liabilities deconsolidated from the accounts of the Company. A summary of the discontinued operations is presented as follows:
                                                      February 17, 2001 to
                                                        March 8, 2001
-------------------------------------------------------------------------------
     Revenue                                             $     2,982
     Discounts and gaming chargebacks                         (6,620)
     Interest                                                   (500)
     Depreciation                                             (2,083)
                                                          -----------
                                                         $    (6,221)

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Six months ended June 30, 2001
--------------------------------------------------------------------------------
8.  MARKETABLE SECURITIES

The investment represents a minor ownership interest in Ocean Power Corp of less than 1% and Asian Star Developments of less than 1% as at June 30, 2001, 2001. The investments are being carried at the lower of cost or market in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As the investment is considered "trading", unrealized gains and losses on the investment are recognized as components of income.

Marketable securities include of 10,000 shares of Asian Star Development and 63,500 shares of Ocean Power Corp, of which the Company's remaining cost was $43,906 and $50,205 respectively. As of June 30, 2001, the market values of the Company's investments in Asian Star Development and Ocean Power Corp were approximately $900 and $177,870 respectively.

9.  DILUTIVE INSTRUMENTS

A summary of the status of the Company's stock warrants and stock options as of March 31, 2001 and June 30, 2001 and changes during the six months ending June 30, 2001 are presented below:
                                                   Weighted      Weighted
                                      Options and  Average        Average
                                        Warrants    Price        Fair Value
--------------------------------------------------------------------------
Outstanding, December 31, 2000        14,376,334    $0.16          $0.00
Granted                                6,231,679     0.06           0.01
--------------------------------------------------------------------------

Outstanding and exercisable,
 March 31 and June 30, 2001           20,608,013    $0.16          $0.00
                                     =====================================

The total amount of outstanding stock warrants and options at June 30, 2001 is summarized as follows:
   Shares             Price            Expiration
---------------      --------------------------------------------
    675,000         $ 0.25          December 29, 2001
    120,000         $ 0.50          December 29, 2001
     50,000         $ 0.61          June 3, 2002
    545,000         $ 0.47          June 30, 2002
    360,000         $ 0.28             -
    825,000         $ 0.44          January 27, 2002
    100,000         $ 0.20          January 3, 2004
  4,599,680         $ 0.20          September 1, 2004
  6,684,987         $ 0.06            December 1, 2005
     416,667        $ 0.06            December 4, 2005
  1,231,679         $ 0.06          January 6, 2006
  5,000,000*        $ 0.06          February 1, 2006
------------
 20,608,013   (*Options issued pursuant to the Company's stock option plan)
===========

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Six months ended June 30, 2001
--------------------------------------------------------------------------------
  DILUTIVE INSTRUMENTS (continued)

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 1.50 percent for all years; risk-free interest rates of 5.75 percent and expected lives of 3 - 5 years. No additional expense was recorded during the period ended June 30, 2001 pursuant to the Black-Scholes calculation pertaining to the fair value of the warrants granted during the period.

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

               Risk free interest rate                     5  .75%
               Expected life                               5 years
               Expected volatility                         161.24%
               Expected dividends                          $    0

Minority interests hold 10,000,000 options to acquire 10,000,000 Common shares of Gamecasters for a nominal exercise price. As at June 30, 2001, none of these options had been exercised.

As part of the reverse merger transaction, the Company issued 20,000,000 Preferred share purchase warrants to the former shareholders of Gamecasters. Each warrant is exercisable at $0.50 per warrant. Each converted Preferred share warrant is exercisable into 10 Common shares of the Company. The result of the exercise of all of the Preferred share purchase warrants would result in an additional $10,000,000 in cash for 200,000,000 Common shares. As at June 30, 2001, none of the Preferred share purchase warrants had been exercised.

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Six months ended June 30, 2001
--------------------------------------------------------------------------------
10.  CHANGE OF NAME

On May 9, 2001, VentureTech, Inc., incorporated under the laws of the State of Idaho, completed a merger with VentureQuest Group, Inc., a Nevada Corporation, solely to effect a change in the jurisdiction of the Company from Idaho to Nevada.

11.  COMMITMENTS AND CONTINGENCIES

The Company currently pays a shareholder $10,000 a month for advisory services provided by the shareholder to the Company. This service agreement expires August 31, 2001.

On April 30, 2001, the Company entered into an agreement whereby the lease between Cyberdome Entertainment, Inc. and 713949 Ontario Limited (St. Laurent Shopping Centre) was assigned to the Company. The lease term commenced on June 1, 1997 and is for a period of 10 years, with three subsequent 5-year renewal terms. Minimum monthly lease obligations are $18,750 in the first 5 years and $20,833 in the subsequent 5 years. The lease also requires that the lease payment be the greater of the minimum lease or 6% of the gross revenues between $1.5 and $2.5 million and 10% in excess of $2.5 million.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

         VentureQuest Group, Inc., formerly Venture Tech, Inc. (the "Company"), is a development stage company and has incurred losses from its inception through June 30, 2001. From 1995 to March 2001, the Company was engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino-style gaming, entertainment, information and financial transaction services over the worldwide Internet. The Company's gaming business had been operated through its wholly owned subsidiary, EuroAsian E-Casinos International Ltd. ("E-Casinos International").

         In February 2001, the Company purchased Gamecasters, Inc., a Nevada Corporation ("Gamecasters"), that is engaged in the business of acquiring distressed and undervalued transaction based companies in order to develop these business opportunities to their full potential. The Company's primary area of interest is transaction based businesses that provide a recurring revenue stream from any transaction that does not involve physical delivery of goods. Transactions can occur through the use of a wide variety of devices including, Internet access machines, Internet websites, amusement devices, cash machines and public telephones. The Company's proprietary transaction network and management software--Cybertrak--is being used as the primary tool for integrating and managing transaction based opportunities. To date, the Company has focused on transactions involving amusement devices, such as arcade style video games.

         On March 8, 2001, the Company sold E-Casinos International to Nexus Marketing, Inc. for $350,000 less accounts payable and accrued liabilities of $160,000. Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance based on a percentage of gross revenues generated by E-Casinos International.

         In order to generate future transaction based revenue, the Company intends to become involved in a number of markets, each of which has its own unique characteristics and the potential for large numbers of transactions. In the short term, the Company intends to establish a significant position in one of these - the interactive entertainment industry. In order to create a common marketing theme, the Company intends to introduce a membership program for its customers in order to establish an ongoing relationship. The program is intended to allow members to enter into a variety of transactions with various channel partners through the use of a multi-purpose membership card.

         In the past, the Company has not established a source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to seek additional financing through private placements of its securities, although there can be no assurance that the Company will be successful in any such funding. The Company has begun to realize cash flows from its interactive entertainment operations during the second quarter of 2001 and it expects to need from $850,000 to $2,000,000 of funds for operations and expansion in 2001. However, unless the Company is able generate revenues and/or raise sufficient capital to finance its operations in 2001, there is substantial doubt about its ability to continue as a going concern.

         The Company anticipates that its cash needs will not exceed $2,000,000 per year for the near future with respect to its corporate growth strategy.

Results of Operations

         Three Months Ended June 30, 2001 ("Second Quarter of 2001") and Six Months Ended June 30, 2001 ("First Half of 2001")

         On February 16, 2001, the Company completed an agreement with the shareholders of Gamecasters to acquire all of the issued and outstanding common shares of Gamecasters. For financial statement purposes, Gamecasters is considered the accounting acquirer. Thus, the historical statements of Gamecasters have become the historical financial statements of the Company. As a result, a comparison of the Statement of Operations for the periods ending June 30, 2001 and June 30, 2000 is not meaningful to an understanding of the Company's relative performance. Accordingly, only results from the Company's first six months of 2001 will be discussed. Information presented on operations of the Company's online gaming subsidiary, prior to its sale on March 8, 2001, is discussed separately

         Prior to the reverse merger, the Company was engaged in the development, acquisition, and licensing of certain computer based technology designed to ultimately offer a full range of casino style gaming, entertainment, information and financial transaction services over the Internet.

         The Company's primary area of interest is transaction-based businesses that provide a recurring revenue stream from any transaction that does not involve physical delivery of goods. Transactions occur through the use of a wide variety of devices including Internet access machines, Internet websites, amusement devices, cash machines and public phones. All of these devices share a common characteristic in that they provide a service for a fee. The Company's proprietary transaction network and management software--Cybertrak--is being used as the primary tool for integrating and managing transaction based opportunities. To date, the Company has focused on transactions involving amusement devices, such as arcade style video games.

         Gamecasters, the Company's primary operating subsidiary, was created in December 2000 and, accordingly, conducted only limited operations during the first three months of 2001. The Company began recognizing revenue from Gamecasters' operations in April 2001. Gamecasters owns a variety of virtual reality simulators, video gaming equipment, certain intellectual property rights and proprietary CyberTrak software technology designed for use in industries where it can replace coin-operated devices and transform them into networked devices. The Company is currently focused on introducing its coin-operated replacement system in Family Entertainment Centers ("FEC's"), other amusement centers and theme parks. Gamecasters also owns restaurant equipment, computer equipment, sound equipment, laser tag arena equipment and card reader equipment. The equipment is currently located in an FEC in Ottawa, Ontario, Canada that also acts as the Company's test site for its Cybertrak network and management system.

         During the month of April 2001, the Ottawa FEC facility was operated by Cyberdome Entertainment, Inc. ("Cyberdome") under a revenue sharing agreement with the Company. Pursuant to the agreement, Gamecasters would receive 50% of net revenues from the operation of the facility in exchange for Gamecasters providing the equipment and the use of its other assets. As of May 1, 2001, the Company terminated its revenue sharing agreement with Cyberdome and assumed full operation of the Ottawa facility. The Company now receives 100% of the revenues generated by the facility. In connection with the termination of the revenue sharing agreement, the Company acquired the long-term lease agreement for the Ottawa facility, previously held by Cyberdome, and agreed to fund the payment of certain approved Cyberdome liabilities to a maximum of $75,000 plus the cancellation of $40,941 in receivables owed to the Company by Cyberdome for an aggregated acquisition cost of $115,941.

         The Company realized revenues from its interactive amusement operations of $96,150 during the second quarter of 2001. This aggregate figure represents the 50% revenue recognition methodology for April 2001 and 100% revenue recognition for the months of May and June. There were no revenues recorded in first quarter of 2001 as revenue recognition did not initiate until April of 2001. Consequently, total revenues for the first half of 2001 totaled $96,150. The Company anticipates that revenues will increase over the coming months due to the FEC's peak summer operating period and because the 100% revenue recognition methodology will apply for the full reporting period.

         Cost of Sales for the second quarter and first half of 2001 totaled $3,865 or 4.0% of total revenues. Cost of sales is not considered to be a material element in the operations of the transaction based interactive amusement business and is expected to remain at a non meaningful level for the remainder of the year.

         Revenues generated by the Company's online gaming subsidiary totaled $2,982 during the period February 17 to March 8, 2001, which represents the period from date of merger with Gamecasters to the sale of the E-Casinos International subsidiary. Such revenues, less chargebacks and other liabilities amounting to $9,203, were accounted for as a loss from discontinued operations of $6,221 in first quarter of 2001.

         General and administrative expenses for the second quarter and first half of 2001 totaled $88,280 and $101,154, respectively. Salaries and consulting fees for the second quarter and first half of 2001 amounted to $128,164 and $183,911, respectively. These expenses and fees are attributed to the commencement of full operations of Gamecasters in April 2001 and an increase in corporate level activity. The Company anticipates that these levels will remain constant for the foreseeable future unless other transaction-based revenue opportunities are realized. Depreciation and amortization expense for continuing operations for second quarter and the first half of 2001 totaled $61,308 and $115,983, respectively. The Company anticipates this level of depreciation and amortization will continue at a consistent level for the foreseeable future primarily based on the five-year straight-line depreciation model for Gamecasters operating equipment.

         The Company's loss from operations for the second quarter and first half of 2001 was $185,467 and $308,763, respectively. The losses are primarily attributed to the increased operating expenses resulting from the Company commencing full scale operations of its Gamescasters subsidiary in April 2001, the initiation of depreciation on the interactive amusement assets and the increase in personnel in support of the Company's corporate activities. The loss from operations declined in second quarter of 2001 due the recognition of initial revenues from Gamecasters operations. The Company anticipates that the degree of loss or gain from operations is likely to fluctuate during the fiscal year due to the peak/off-peak nature of the interactive amusement industry.

         The Company earned interest and dividend income of $2,895 and $5,190 for the second quarter and first half of 2001, respectively, resulting primarily from the Company's note receivable with an unrelated third party. No interest expense was recorded in the second quarter or first half of 2001.

         During the second quarter of 2001, the Company sold certain investment securities of Ocean Power Corporation ("PWRE") and recorded a realized gain of $33,398 at the end of the quarter on the sale. For the first half of 2001, the Company recorded a total realized gain of $ 38,158 on the sale of PWRE securities. The Company also recorded an unrealized loss on its marketable securities of $46,767 in second quarter of 2001. Total unrealized loss on the Company's marketable securities totaled $121,897 for the first half of 2001. The loss was attributed to the negative fluctuation in market price during the reporting period.

         The Company reported a net loss of $193,888 and $386,883 for the three and six month period ended June 30, 2001, primarily attributed to the increase in operating expenses resulting from the commencement of the Company's interactive amusement operations and the unrealized losses recorded by the Company on its marketable securities. Without the addition of other transaction-based revenue opportunities, the Company anticipates that it will continue to incur losses throughout the balance of the 2001 fiscal year.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities and through other debt instruments, such as convertible debentures. The Company reasonably expects to continue to do so in the future. At June 30, 2001, the Company had negative working capital of $74,491 compared to $0 at December 31, 2000. The net decrease is primarily attributed to the aggregate effect of the increase in accounts payable and accrued liabilities in association with the commencement of its operations and corporate activities, as well as the reduction in value of the marketable securities held by the Company due to negative fluctuation in market price during the reporting period.

         At June 30, 2001, the Company had a note receivable of $ 195,082 representing a note due from an unrelated company in connection with the sale of the Company's online casino operations. Under the terms of the sales agreement, the Company has agreed to receive payment on the note based on a percentage of gross revenues generated by the former subsidiary. Also at June 30, 2001, the Company had $ 11,587 in cash compared to $ 0 at December 31, 2000. At June 30, 2001, the Company held $ 178,770 in marketable securities compared with $ 0 at December 31, 2000. The increases are due to the reverse merger and acquisition of the Company by Gamecasters.

         As of June 30, 2001, the Company had total assets of $1,412,990 and total stockholders' equity of $ 799,663 compared with total assets of $989,041 and total stockholders' equity of $989,041 at December 31, 2000. Assets increased in the first six months of 2001 primarily due to the increase in current assets resulting from the reverse merger with Gamesters, Inc. Stockholder's equity declined primarily due to the net loss incurred during the reporting period.

         For the six months ended June 30, 2001, cash used by operating activities totaled $31,709. This primarily resulted from an increase in accounts receivable and the net loss for the period.

         Also during the first six months of 2001, the Company realized cash from investing activities of $63,587. The results are primarily due to the acquisition of marketable securities and cash pursuant to the reverse merger agreement. In addition, the Company used cash in financing activities of $20,291 as a result of the reduction of liabilities assumed under its lease acquisition agreement.

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

                                           VENTUREQUEST GROUP, INC.



Date:  August 20, 2001                By: /s/ WILLIAM D. BAKER
                                      ------------------------
                                              William D. Baker
                                              President, C.F.O. and Director
                                             (Principal Accounting Officer)



Date:  August 20, 2001                By: /s/ ERIC HUTCHINGAME
                                      ------------------------
                                              Eric Hutchingame
                                              Chairman, Chief Executive Officer
                                              and Director