Form 10KSB/A
period 2000-12-31
VENTUREQUEST GROUP INC
filed 2001-10-19
CIK 1017483

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

                         Commission File Number 1-15679

                            VENTUREQUEST GROUP, INC.
                     (Formerly known as Venture Tech, Inc.)
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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $1,650,769 (Based on price of $.04 per share on September 30, 2001)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding as of August 31, 2001
           -----                              ---------------------------------
Common Stock, Par Value $0.001                           65,801,194

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                               VENTUREQUEST GROUP, INC.

                                                  TABLE OF CONTENTS

                                                       PART I
                                                                                                          Page
Item 1.         Business...............................................................................      3

Item 2.         Properties..............................................................................    17

Item 3.         Legal Proceedings.......................................................................    17

Item 4.         Submission of Matters to a Vote of Security Holders.....................................    17

                                                       PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters...................    17

Item 6.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................    21

Item 7.         Financial Statements and Supplementary Data.............................................    26

Item 8.         Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..............................................................    62

                                                    PART III

Item 9.         Directors and Executive Officers of the Registrant......................................    62

Item 10.        Executive Compensation..................................................................    64

Item 11.        Security Ownership of Certain Beneficial Officers and Management........................    65

Item 12.        Certain Relationships and Related Transactions..........................................    66

                                                     PART IV

Item 13.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................    69

                Signatures..............................................................................    70

                                     PART I

Item 1.  Business

         VentureQuest Group, Inc., formerly known as Venture Tech, Inc. (hereinafter "VentureQuest" or the "Company"), is engaged in the business of acquiring distressed and undervalued transaction-based companies in order to develop their business to full potential. The Company's primary area of interest is in transaction-based businesses that provide a recurring revenue stream from any transaction that does not involve physical delivery of goods.

         History

         The Company was organized on July 19, 1948 under the laws of the State of Idaho as Giant Ledge Mining Company and since that time has pursued a variety of businesses. In 1992 the name of the Company was changed to Venture Tech, Inc. On October 25, 1999, the Company's shareholders approved a proposal to change the Company's domicile of incorporation from Idaho to the State of Nevada. The change is anticipated to be completed during fiscal 2001. The change of domicile was finalized in May 2001.

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

         On February 16, 2001, Venture Tech, Inc. announced the acquisition of Gamecasters, Inc. ("Gamecasters"), a Nevada Corporation. Pursuant to the terms of the acquisition, the Company acquired all 90,000,000 shares of the outstanding common stock and 40% of the outstanding preferred stock (4,000,000 shares) of Gamecasters. In exchange for the Gamecasters shares, the Company issued 20,000,000 shares of authorized, but previously unissued common stock, and 10,000,000 shares of authorized, but previously unissued preferred stock. In addition, the Company issued stock purchase warrants for the purchase of 20,000,000 shares of the Company's preferred stock ("Preferred Share Warrants"). The Preferred Share Warrants are exercisable for a period of five years at the exercise price of $.50 per share. Each preferred share is convertible into 10 shares of common stock. At the time of the offer to acquire Gamecasters shares on December 27, 2000, the Company's common stock was trading at $.05 per share and there were a total of 44,569,515 common shares issued and outstanding. The remaining 60% of Gamecasters preferred stock (6,000,000 shares) is owned by 888258 Ontario Ltd., a company principally owned by Eric Hutchingame, currently Chairman and Chief Executive Officer of the Company, and his family.

         Gamecasters owns a variety of virtual reality simulators, video gaming equipment, certain intellectual property rights and proprietary CyberTrak software technology designed for use in Family Entertainment Centers ("FEC's"), other amusement centers and theme parks. Gamecasters also owns restaurant equipment, computer equipment, sound equipment, laser tag arena equipment and card reader equipment. The equipment is currently located in a FEC located in Ottawa, Ontario, Canada, a facility operated by the Company and named Cyberdome. Gamecasters provides the equipment and the use of its other assets and receives 100% of the total revenue generated from the Cyberdome also participates in The Gamecasters Players Club, a membership based organization that intends to operate both online and offline. The Company previously had entered into a revenue sharing agreement with Cyberdome Entertainment, Inc. ("CEI"), but has subsequently taken over complete control of the Cyberdome facility.

         In purchasing 40% of Gamecasters preferred stock, the Company acquired 4,000,000 shares of outstanding Gamecasters preferred stock from Eric Hutchingame. The preferred shares were acquired in exchange for the assignment to Mr. Hutchingame of all CEI indebtedness to the Company, totaling approximately $232,000. Following the closing of the acquisition, there will remain outstanding 6,000,000 shares of Gamecasters preferred stock, which shares shall be convertible into shares of the Company's common stock on a one share for one share basis. Also, Gamecasters has outstanding stock purchase warrants, issued to 888258 Ontario Ltd., a company owned by Mr. Hutchingame and his family, to acquire up to 10,000,000 shares of Gamecasters common stock for the exercise price of $0.001 per share.

         On November 12, 1999, the Company and CEI entered into a memorandum of understanding (the "MOU") whereby the Company was to acquire CEI on terms to be negotiated by the parties. In connection with the MOU, the Company agreed to provide loans to CEI, secured by the equipment and a guarantee of Hutchingame Growth Capital (a division of 888258 Ontario Ltd.), owned and operated by Mr. Hutchingame, prior to the acquisition

         Following a period of due diligence, management concluded that there were certain impediments that made the acquisition unfavorable for the Company. A key impediment was the refusal by CEI's landlord to agree to a change of control in favor of a company in the online gambling business. Their agreement to a change of control was a requirement under the terms of CEI's lease. In response to Venture Tech's continued interest in the revenue streams offered by CEI's facility, Mr. Hutchingame incorporated Gamecasters, which acquired certain video games and equipment. Gamecasters then entered into a long-term revenue sharing agreement with CEI in exchange for the use of Gamecasters' equipment. Gamecasters also acquired marketing rights, know-how, intellectual property and technology that were deemed essential for growing an interactive entertainment enterprise. As a consequence, Gamecasters provided all the benefits of acquiring CEI without any of the perceived legal or financial impediments. In addition, Gamecasters brought to the Company technology, rights and intellectual property that CEI did not possess.

         The original long-term revenue sharing agreement with CEI had a term from April 1, 2001 to May 31, 2007. Gamecasters provided equipment with a value of US $1 Million and intellectual property, including CyberTrak software and had the right to use the name "Cyberdome". Of the total revenue generated, 30% was to be remitted to Cyberdome as an operator share together with a further 10% for maintenance of the equipment and an additional 10% for a marketing. Gamecasters was to have exclusive control and ownership of the equipment including exchange and removal rights and the right to assign the agreement. The agreement was terminated effective April 30, 2001 and, pursuant to the acquisition of Gamecasters, the Company took over all operations of the Cyberdome facility and now retains 100% of the revenues generated.

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

         On March 8, 2001, the Company completed the sale of its wholly owned subsidiary EuroAsian E-Casinos International, Ltd., ("EuroAsian"), an Antigua corporation that operates Asia Casino (www.asiacasino.com), an online gambling casino, and E-Casinos(www.ecasino.com) a gambling portal. The Company sold its 100% interest in EuroAsian to Nexus Marketing, Inc. ("Nexus"), a British Columbia corporation for the purchase price of $350,000. The purchase price will be reduced by any and all outstanding license fee amounts, whether due or accrued, which is estimated to be approximately $160,000. Under the terms of the agreement, the balance of approximately $190,000 will be paid to the Company by EuroAsian paying 5% of gross revenues generated by the EuroAsian operations. Interest on the outstanding amount will accrue at the rate of 10% per annum. The Company will transfer the appropriate domain names used by EuroAsian when full payment has been made in accordance with the terms of the agreement. Gross revenues generated by E-Casinos was $169,919 in fiscal 2000 and $29,710 in fiscal 1999.

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

         The Company's initial focus is on transactions that generate a revenue stream from providing an entertainment experience, such as a virtual reality simulator, in exchange for a fee. Accordingly, the Company has entered into an agreement with Cyberdome, a Virtual Reality Theme Park located in Ottawa, Ontario, Canada. The Company has located a variety of amusement devices in Cyberdome and has plans to expand its base of locations by entering into arrangements with partners/affiliates. This will enable GPC members to use the amusement devices in multiple locations. The GPC membership benefits will include discounts on game play and gaming merchandise and a loyalty program, where points can be redeemed for game play, merchandise and travel. As of the date hereof, no agreements with partners/affiliates have been entered into and there can be no assurance that any agreements will be finalized in the future.

         In a typical coin-operated business, the ability to track customer play or preferences in order to customize offerings to that customer has been limited. In response to this limitation, the Company created the proprietary cash replacement CyberTrak management and marketing tool for managing any facility that contains multiple revenue streams. The Company does not intend to sell CyberTrak, rather it will license it to future partner locations for a share of increased facility revenue and savings as it has done with Cyberdome where CyberTrak is currently being used in the operation. Savings include management and staff time savings, savings effected by early detection of machines that are off-line, savings from optimization of staff on duty due to the trend analysis available through the CyberTrak software and optimization of opening hours which indicate which hours are not profitable.

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

         The Company intends build a membership base of players who can then play without regard to their specific location by providing tournament play. The Company has the ability to "tournament- enable" older machines, which involves enabling these machines to identify the player and transmit their score through a modem connection. In order to "tournament enable" a machine, a custom-made hardware device needs to be installed in order to interface with the game's control signals. The Company will contract out the development of the hardware interface and then use its CyberTrak software to manage the network. Management also intends to create a ranking system for players and in addition, track individual preferences in order to provide customized entertainment offerings.

It is management's belief that if the Company's tournament-enabled machines deliver a large group of players to partner locations, they will be willing to share a portion of the revenue generated. This belief is based on the experience of a competitor, Incredible Technologies Inc., who placed machines into locations and signed up members as reported in the November 2000 edition of Replay Magazine (page 163), the industry's dominant trade magazine. This is further reinforced by the No. 1 ranking of this membership based tournament game. (Source: Replay Magazine Nov. 2000).

         Cyberdome's core group of users are school aged young adults between the ages of 14 and 18. Accordingly, peak times of use will typically revolve primarily around breaks in the school year. Revenues tend to increase at Christmas break, Easter break and Summer break, which is estimated to account for approximately 45-50% of total yearly revenue.

         The Company has developed its current strategy because management believes the amusement industry is going through a period of consolidation after experiencing negative growth over the past few years. One exception has been games that provide redemption, that is the player can win a prize and compete in tournaments. The expectation of winning either prizes or cash continues to be a significant motivator for players. In addition to obtaining membership through strategic partnerships, the Company intends to acquire "operator routes" (a geographic grouping of amusement devices) as a means of increasing its reach, providing members with play opportunities and generating significant cash flow. It will install tournament-enabled machines in the locations which are on these routes, thereby enabling the Company to potentially sign up new members and
generate  tournament  fees.    As  of  the  date  hereof,  no  operator-route
acquisitions have been finalized.

         Management anticipates that geographic groupings would be in major urban population centers, including cities and surrounding metropolitan areas, with extensive transportation capabilities, school districts, public facilities and populations with higher levels of discretionary income. There would also be a large number of facilities such as bars, restaurants, hotels, bowling alleys and malls that would be likely candidates for interactive amusement devices. Of the 212 Areas of Dominant Influence (ADI) in the United States, a geographical survey area created and defined by Arbitron, the Company expects to target up to the top fifty areas.

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

         Beta site is a common technical term used to indicate an organization or entity that tests hardware, software or other such systems for technical proficiency and problems prior to being released to a wider base of users and the marketplace. Typically, beta test sites are selected from a pool of established customers or volunteers familiar with the product, so that problems and technical deficiencies can be fixed prior to formal release.

         Amusement Devices

         The Company's Gamecasters subsidiary owns a variety of amusement devices which are networked through a Local Area Network and interface with an Internet enabled reporting system. The devices are accessed using a card system made by a third party supplier using the Company's own proprietary software ("CyberTrak") that enables the Company to track the activities of both GPC members and the devices. The devices include many popular current models of video games and some older, more established ones such as air hockey and pool tables. In order to play, players must buy a card that is credited with a specific amount of money. The card is then inserted into a machine and the appropriate amount is deducted from the card. The minimum and maximum amounts to buy a card are CND $5.00 and $20.00, respectively.

         Gamecasters Tournaments

         As stated in an article in Replay Magazine, providing tournament play is becoming a popular means to increase revenues in the industry and virtually all of the game manufacturers have introduced some tournament enabled machines. (Source: Replay Magazine, November 2000, page 163). In addition, older machines are being retrofitted to enable game scores to be captured and uploaded to a central computer in order to display these and create a ranking system. The Company intends to use its own machines, as well as making affiliate arrangements to allow its GPC members to play other machines.

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

         Gamecasters Online

         The Company intends to launch its registered website, gamecasters.com, in the first half of 2002, so that its members will have a place to check their tournament standings and also to provide members with a portal to online play opportunities. Gamecasters intends to become affiliated with the best online play sites and refer its members to these sites. In doing so, it hopes to generate referral fees from affiliated sites without the requirement to develop its own online games. Referral fees are generally 15% of the amount of the transaction.

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

         Although the Company does not intend to enter into the manufacturing portion of the business, it does intend to make its GPC card compatible with the standard reader devices of the major interactive amusement equipment manufacturers. This will allow members to play on a variety of machines in various geographical locations, thereby increasing the utility of the card and benefits to membership. Making cards compatible involves the process of producing one card that contains the codes for the most popular manufacturers, which includes magnetic strips and bar codes. Management anticipates that this task will be contracted to a third party.

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

         Owners of FEC's, LBE's and arcades tend to be local operators. There are fewer than 30 multi- location operators worldwide (Source: Amusement
Business Magazine). Management believes that this provides Gamecasters with an opportunity to set up a network with these local operations through use of its CyberTrak system as well as providing equipment and technical expertise. These form the prime target locations for the Gamecasters Tournament Network and as potential partner locations where GPC members can visit for game play.

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

Acquisition Strategy

         Management believes the coin-op video gaming business is going through a period of consolidation after experiencing negative growth over the past few years, except for games that provide redemptions and tournaments. This belief is based on information contained in the Vending Times Census of the Industry, issue 2000, an annual statistical survey of the industry. The expectation of winning either prizes or cash continues to be a significant motivator for players. Gamecasters seeks to acquire "operator routes" as a means of increasing its reach, providing members with play opportunities and generating significant cash flow. It intends to install tournament enabled machines in the locations which are on these routes, thereby enabling the Company to sign up members and generate tournament fees. It further intends to acquire other undervalued or distressed companies in the industry with a view to integrating their operations into Gamecasters to build increased value and provide for membership growth. In addition, Gamecasters intends to acquire companies in the industry whose owners are seeking succession arrangements. It is a key element of the acquisition strategy that the acquired companies contribute to membership building and either be immediately cash flow positive or achieve this in the short term.

Marketing Strategies

         In order to attract members to the GPC and enter into partnerships facilities, the Company intends to carry out a structured marketing program both offline and online. Under this plan, the Company intends to seek out and enter into joint ventures with game and peripheral device distributors. It is the Company's intention to leverage these relationships in order to make the GPC concept known to the target market. Distributors may benefit from the increased business generated through the partnerships established. In addition, the Company plans to attend trade shows and make direct contact with the location owners in order to generate interest in a partnership arrangement. Industry associations are expected to provide the Company with appropriate lead generation.

         To date, the Company has entered into preliminary discussions (under terms of a non-disclosure agreement) with one game distributor and one peripheral device manufacturer /distributor with a goal of entering into a partnership arrangement whereby these firms would market the GPC concept into the locations they deal with. The discussions are at an early stage and are not expected to result in a firm arrangement until at least fiscal year 2002.

         The Company also plans to enter into an online marketing campaign in order to drive traffic to the Gamecasters.com site once it is launched. The marketing campaign is expected to consist primarily of viral marketing, search-engine positioning, public relations, banner advertising and email marketing. The Company also intends to enter into reciprocal advertising arrangements with partner sites and utilize an affiliate program. This program is at an early stage and is not expected to generate any income during the 2001 fiscal year.

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

Employees

         As of the date hereof, the Company has two full-time employees functioning in administrative positions and two senior management positions operating on the basis of consulting agreements. It also uses other consultants and advisors to provide a variety of professional and advisory services to management on an as-needed basis. The Company has entered into a consulting agreement with its former Chief Operating Officer to supply advisory services to management in regulatory matters. It has also entered into a consulting agreement with 888258 Ontario Ltd. for the management and advisory services of Eric Hutchingame and with Willabeth Capital for the services of Mr. William Baker. Management intends to hire additional qualified employees as business conditions warrant and as funds are available. The Company's primary operating facility , Cyberdome, employs approximately twenty- five full and part time employees in its operations.

         Prior to the sale of E-Casinos and acquisition of Gamecasters, the Company had four full-time employees functioning in senior management and marketing positions. The Company primarily used consultants and advisors to provide other, mostly "part-time" services, required for its operations. The Company entered into a consulting agreement with its former Chief Operating Officer to supply guidance and advisory services to management in matters related to the on-line gaming industry.

         The Company entered into a certain licensing agreement with SSII as an initial means of developing its service offerings and, accordingly, relies upon the work performed by its licensing partner. See "Item 1 Description of Business
- Business Development". As the Company's new business becomes more fully developed, it is anticipated that the Company will hire additional qualified personnel consistent with workload requirements and as business conditions warrant.

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

         The Company has relied on consulting agreements with (i) Silk Road Communications, Inc., represented by Victor Jung, the Company's former Vice President of Technology, and (ii) Mr. Arthur Rosenberg, a former officer, to monitor and review its licensed technology, as well as keeping the Company appraised of new industry developments in the Internet and on-line gaming business. Mr. Jung's agreement was terminated in the first quarter of 2001. The Company has also entered into additional consulting agreements related to its acquisition of Gamecasters. See Item 6 - Consulting Agreements. As of the date hereof, management has made no estimates as to the extent of any future research and development expenditures.

         The Company has an understanding with Tim McRae, chief architect and developer of the CyberTrak Software, to provide on-ongoing development efforts on CyberTrak and to also provide guidance on technology matters related to the Company's business development.

         Management anticipates that in the future it may expend funds for ongoing research and development of new products and to enhance existing ones. As of the date hereof, management has made no estimates as to the extent of any future research and development expenditures.

WinJunction

         In late 1999, Eric Hutchingame, through 888258 Ontario Ltd. ("888"), approached the Company to pursue a variety of business opportunities. The Company entered into a non-disclosure agreement with Mr. Hutchingame so as to protect the intellectual property rights to his business concepts, one of which was an online gambling portal named WinJunction. Concurrently, the Company also began discussions to pursue to the acquisition of a related company, Cyberdome Entertainment Inc. ("CEI"). CEI planned to pursue this gaming portal concept and began negotiations with Aptech Limited of India to initiate development of the web site. In consideration of the planned acquisition of CEI, it was deemed preferable for the Company to directly enter into a memorandum of understanding with Aptech Limited for the development of the WinJunction web site. The Company's status as a public company also made the partial arrangement for "stock in lieu of cash" more viable to Aptech.

         Ultimately, the parties decided that the WinJunction business model proffered by Mr. Hutchingame merited its own company and 888 incorporated WinJunction as a private Nevada corporation, wholly owned by 888. To date, there have been no material financial transactions for WinJunction. In consideration of the cash and stock put forth by the Company approximating $101,000 pursuant to the arrangement with Aptech, the Company would be entitled to 60% of the common stock of WinJunction once the web site development was accepted by the parties. Should the parties not accept the development web site, it is unlikely that the 60% acquisition would occur and the Company would retain the rights to the development effort.

         Delays in completing the WinJunction project have resulted primarily from the late delivery of the test site by Aptech Worldwide, Inc. and the extensive testing program that was necessary to ensure the site operated according to the detailed specifications. In addition, the complexity of the development has required additional manpower testing beyond the original expectations of management. Also, in the course of the acceptance testing, the Company's principal project consultant left the employ of the Company and had to be replaced. There was a further delay in finding and bring the replacement up-to- speed with the prior development process. The Company has experienced some delays in communicating and discussing program fixes and developments due to the long distance issues arising between a cooperative development in various parts of the world. Financing constraints have also contributed to delays in that staffing of additional support personnel have been deferred. The Company estimates that the web site is approximately 95% complete with respect to initial introduction and continues to work with Aptech to deliver a final product.

         The market for online communities has changed dramatically since the Company's initial press release regarding the project on May 25, 2000. With online advertising revenues declining, it is unlikely that the Company would create and launch the anticipated number of sites and the $1 million figure may no longer be realistic. The agreement with Aptech is on a project by project basis and therefore the Company has no requirement to create and launch sites until and unless they are economically viable. The next site contemplated under the arrangement would be the Gamecasters.com site which is planned for mid 2002. It is expected that Aptech would provide technical programming for the site, assuming that their cost was competitive, as part of a cooperative development with the Company.

         On December 11, 2000, pursuant to a marketing/research agreement with Wiremix Media, Inc., a Vancouver, BC, based company, the Company authorized the conversion of $10,250 in equivalent services into 67,034 shares of authorized but unissued common shares of the Company's stock. The Company has completed its contractual obligations with Wiremix and, pending the launch of WinJunction, has no definitive plans to enter into other arrangements at this time. On March 1, 2001 Wiremix merged with NextLevel.com Inc., a full service Internet company offering similar services. The Company continues to maintain a relationship with Wiremix and may elect to do business in the future at its discretion.

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

         Company May Find It Difficult to Locate and Finalize Acquisitions That Will be Profitable and Advantageous for the Company

         The Company's stated acquisition strategy is to acquire undervalued or distressed companies in the interactive amusement industry with a view to integrating their operations into Gamecasters. There can be no assurance that the Company will be able to locate and acquire any businesses that will be compatible to Gamecasters' operations and ultimately prove profitable to the Company. The Company may also encounter difficulty if finding adequate funding on favorable terms to make future acquisitions of distressed companies and, if such acquisitions can be finalized, the Company may not be able to make profitable a business that may have a history of distress and losses.

         Changing Technology and Customer Preferences May Make it Difficult for the Company to Maintain a Profitable Operation of Its Gamecasters Subsidiary

         Gamecasters is involved in the interactive amusement industry which includes operating a variety of virtual reality simulators and video gaming equipment. These products are subject to rapid technological change and it is important that the Company is able to maintain state-of-the-art equipment incorporating the latest hardware and software technology. Failure to keep pace with its competition could result in a loss of business and severe economic losses. Also, Gamecasters' primary customers are typically young and/or are students. Accordingly, the Company must continue to provide games and equipment that are appealing to these groups, and a failure to do so could result in a severe negative effect on the Company's business.

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

         Concentration of Share Ownership Gives Control of the Company to a Small Group

         The Company's directors, executive officers and other principal shareholders own approximately 70.8% of the Company's outstanding common stock as of September 30, 2001. As a result, these persons possess significant influence over the Company on matters including the election of directors. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover, or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

Item 3.  Legal Proceedings

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened. In 1998, the Company took a reserve of $100,000 on its books against any possible litigation arising out of the termination of its licensing agreement with Casino World Holdings (CWH). Based on a legal opinion, the Company reasonably believes that it would be successful in any litigation brought by CWH and that any claims that may be brought by CWH are without merit. The Company may elect to litigate against CWH in the future to recover its prior investment, but has no immediate plans to do so. Based on further guidance from its legal counsel, the Company elected to eliminate the reserve effective in the first quarter of 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's securities holders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


         The Company's Common Stock is traded and quotations are provided on the "pink sheets" under the symbol "VQGI".

         The following table sets forth, for the periods indicated the range of quarterly high and low bid prices of the Company's common stock as obtained from the AOL Financial Services for the past two fiscal years. Price quotations issued by broker-dealers reflect inter-dealer prices, without retail market mark-up, mark-down or commission and may not represent actual transactions.

                                                      High             Low
                  1999
                          First Quarter              $ 1.02           $  .34
                          Second Quarter             $  .99           $  .47
                          Third Quarter              $  .74           $  .21
                          Fourth Quarter             $  .31           $  .16

                  2000
                          First Quarter              $  .98           $  .16
                          Second Quarter             $  .58           $  .16
                          Third Quarter              $  .20           $  .12
                          Fourth Quarter             $  .16           $  .05

                  2001
                          First Quarter              $  .07           $  .05
                          Second Quarter             $  .07           $  .04
                          Third Quarter              $  .06           $  .04

                          --------------------------

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

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

         As of December 31, 2000, the Company had issued and outstanding 44,569,515 shares of common stock and there were approximately 212 holders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. At September 30, 2001, there were 65,801,194 shares issued and outstanding and approximately 255 shareholders.

Dividend Policy

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.




Recent Sales of Unregistered Securities in Fiscal 2000

         On January 3, 2000, the directors of the Company authorized a convertible debenture for up to $500,000 to VanAus Investments Ltd. ("VanAus") with respect to prospective funds to be advanced to the Company in the first quarter of 2000. On April 3, 2000, the Company issued an interest-bearing debenture for $ 324,488 to VanAus, not including accrued interest of $6,752.. On December 1, 2000, the Company authorized a replacement debenture for $500,000 that rescinded the prior debenture, rolled- over previously advanced funds and accrued interest and provided for the remaining balance to be forwarded to the Company within 45 days. At December 1, 2000 the total principal and interest on the debenture totaled $401,098 and VanAus effected full conversion on that day. The conversion strike price was also adjusted to reflect the closing price ($0.06) of the Company's common stock on the date of issuance. $25,000 was further advanced by VanAus and immediately converted on December 4, 2000. In addition, $83,000 was advanced to the Company on January 8, 2001, of which $73,901 counted to toward the $5000,000 debenture limit. That amount was also converted on January 8, 2001. The total amount of shares converted against this debenture was 7,101,654 in year 2000 and 1,231,679 in year 2001.

         On December 11, 2000, the Company authorized the conversion of $10,250 in equivalent services into 67,034 shares of authorized but unissued common shares of the Company's stock. The shares were issued at an average conversion price of $0.153 pursuant to a marketing/research agreement with Wiremix Media, Inc., a Vancouver, BC, based company.

         On December 28, 2000, the Company authorized the conversion of $50,750 in equivalent services into 386,662 shares of authorized but unissued common shares of the Company's common stock. The shares were issued at an average conversion price of $ 0.131 pursuant to a Memorandum of Understanding with Aptech Worldwide, Inc., an Indian company, for software development support and expertise.

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

         In June 1999, the Company granted an aggregate of 595,000 warrants to a group of 15 persons that had provided various services and performed certain consulting activities for the Company, including directors and officers. Of the 595,000 warrants, 545,000 "A" warrants are exercisable at forty- seven cents ($0.47) per share and 50,000 "B" warrants are exercisable at sixty-one cents ($0.61 per share). At the time of issuance of the"A" warrants, the market price of the Company's common stock was $0.47 per share, and at the time of issuance of the "B Warrants, the price was $0.61 per share. All warrants expire June 30, 2002. The following directors and officers received warrants: Kenneth Fitzpatrick (75,000 warrants exercisable at $0.47); Craig Bampton (50,000 warrants exercisable at $0.47); G. Michael Cartmel (50,000 warrants exercisable at $0.47); Alyssa Bampton (25,000 warrants exercisable at $0.47); and Arthur Rosenberg (150,000 warrants exercisable at $0.47). No warrants have been exercised as of the date hereof.

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

         In April 1998, the Company authorized a stock conversion agreement for up to $500,000 to account for funds advanced to the Company by third parties, primarily for general expenses and operating capital. A total of 3 persons received shares under the agreement, Enterprise Capital, Barry Worshoufsky and Texco Investments Limited. The agreement provided for a one-year conversion period where the holder may convert Company debt from advanced funds into authorized but unissued shares of the Company's common stock at a conversion price of forty-five cents ($0.45) per share. Each such converted share includes the right to purchase an additional share of authorized but unissued common stock at the forty-five cents ($0.45) conversion price for a five-year period from date of original conversion. At the time of the agreement, the market price of the Company's common stock was $0.45 per share. Prior to expiration, the holders converted the $500,000 debentures into 1,111,111 shares of common stock and 1,111,111 warrants, and then exercised 472,680 warrants into 472,680 shares of common stock at $.45 per share, for an additional $212,706.

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

         In March of 1999, the Company entered into a nonexclusive software license agreement with Starnet Systems International Inc. ("SSII"), to provide the Company with a complete turn-key computer hardware, software and customer support package for the operation of one or more on-line casino websites. In July 1999, the Company established a corporation to operate said on-line casinos under the authorization of the Government of Antigua and Barbuda. EuroAsian E-Casinos International Ltd. ("E- Casinos International") was incorporated as a wholly owned subsidiary of the Company. Pursuant to this incorporation, E-Casinos International was granted an Offshore Virtual Casino Wagering license in July of 1999 by the Free Trade & Processing Zone of Antigua.

         In conjunction with the SSII license agreement, the Company has established a website (www.asiacasino.com) to conduct initial gaming operations. The Asia Casino website and Sportsbook became operational in July of 1999 and began marketing and accepting wagers from various jurisdictions around the world (primarily targeted to Asia) with the exception of the United States and Canada. Revenues are derived primarily from the operation of E-Casinos International.

         Subsequent to the Company's fiscal 2000 year-end, on March 8, 2001, the Company sold E- Casinos International to Nexus Marketing, Inc. for $350,000 less accounts payable and accrued liabilities of $160,000. Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance based on a percentage of gross revenues generated by E-Casinos International. The $190,000 was recorded as a deferred gain on disposition of subsidiary company and revenue will be recognized in the future as funds are received by the Company.

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

Results of Operations

         Information is presented for the Company's most recent two fiscal years ended December 31, 2000. Results for fiscal year 2000 have been restated.

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

         On February 16, 2001, The Company completed an agreement with the shareholders of Gamecasters to acquire all of the issued and outstanding common shares of Gamecasters. For financial statement purposes, Gamecasters is considered the accounting acquirer. Thus, the historical statements of Gamecasters have become the historical financial statements of the Company. On March 8, 2001, The Company sold its primary operating subsidiary, E-Casinos International, to Nexus Marketing, Inc. and thereby discontinued its online gaming business. Consequently, the information provided below is presented separately for the continuing and discontinued operations.

         Gamecasters, Inc. was incorporated on December 12, 2000 and subsequently acquired certain video games and equipment. On April 1, 2001, Gamecasters entered into a long-term revenue sharing agreement with Cyberdome Entertainment Inc. in exchange for the use of Gamecasters' video games and equipment. The Cyberdome agreement currently represents the primary revenue generating operations of the Company. As the revenue sharing agreement was only entered into as of 2001, no revenues were recorded for continuing operations for fiscal years ended December 31, 2000 and 1999.

         The Company realized revenues of $169,919 from its discontinued online gaming operations during fiscal year ended December 31, 2000 as compared to $29,710 for fiscal year ended 1999. The Company first began gaming operations for real money in the latter half of 1999, as it elected to terminate its previous software licensing arrangement with CWH and seek other suitable licensing arrangements. A new software licensing arrangement with SSII was secured in 1999. Revenues for 1999 effectively represent only a five month period of operation. Cost of sales for 2000 were $55,341 or 32.6% of revenues compared to $10,232 or 34.4% for 1999. Resulting gross margin for 2000 was $114,578 as compared to $19,478 for the limited year period in 1999. Cost of sales includes royalties (payable to SSII) incurred on gambling activities and bank discount fees incurred by the Company for the acceptance of credit cards. The percentage decrease in cost of sales was attributed to achieving economies of scale for a full year of operation in 2000. In addition, expenses incurred by its E-Casinos subsidiary, directly associated with operating its online gaming business, increased to $215,231 in 2000 from $84,003 in 1999. The increase was attributed to the Company operating its business for the full year in 2000 as opposed to only five months in 1999 and includes amortization of the Company's gaming and software license fees amounting to approximately $108,000 in 2000 and $25,000 in 1999. General and administrative expenses for fiscal year 2000 decreased 17.4% to $860,252 from $1,041,617 for the comparable period in 1999. This decrease is primarily attributed to a reduction in advertising and promotion expenses to a level approximating $50,000 in 2000 as compared to $287,000 in 1999. The advertising and promotion figures relate to expenditures for both online gaming advertising and promotion of the Company to the investment community. The Company attempted to achieve economies of scale through use of joint promotional activities that highlighted both the Company and its gaming business. Online gaming advertising expenditures were materially reduced in 2000 as the Company shifted over to Internet-based advertising, which was considerably less expensive than other conventional means. The Company allocated substantially less resources to promotion of its Asia Casino website consistent with the Company's business decision to ultimately transition away from online gambling.

         Depreciation and amortization for continuing operations increased only marginally in fiscal year 2000 to $37,172 from $36,506 for the comparable period in 1999. Depreciation and amortization for both years primarily include depreciation on office equipment and leasehold improvements.

         The Company also had interest expense of $746,233 in fiscal year 2000 compared to $424,938 for the same period in 1999. The interest expense in both years resulted primarily from payment of interest on monies advanced to the Company in the form of a convertible debenture, and the issuance of debentures and warrants at less than market value. The Company recorded $400,000 in interest expense in 1999 to reflect the debt conversion/warrant component of a $1,000,000 convertible debenture. The 1999 debenture was convertible into shares of the Company's common stock at $0.20 per share, which amounts to a $0.04 difference in the price of the stock at closing on the date of issue. The $400,000 reflects the difference in fair market value of the stock should the entire debenture be converted.

         On April 3, 2000, the Company issued a convertible debenture to VanAus Investments Ltd. for principal advances made to the Company from January 1 through March 31, 2000 totaling $342,488. The debenture bears interest at 12% per annum and was convertible into restricted common stock at $0.15 per share, which was $0.0375 per share less than the trading value of the Company's unrestricted common stock on the date of issuance, and carried an attached warrant giving the holders the right to purchase one share of restricted common stock at $0.15 per share. Interest expense of $26,556 was recorded on the debenture during the nine months ended September 30, 2000. The Company also recorded a discount on the convertible debenture to account for the beneficial conversion features of the debenture. During 2000, the company recognized additional interest expense of $324,488 as a result of amortization of the discount.

         On December 1, 2000, the Company canceled the aforementioned April 3rd debenture and issued a new convertible debenture including the principal amount of the original debenture along with accrued interest and additional advances totaling $401,099. An additional amount of $25,000 was advanced to the Company on December 4, 2000. The new debentures were convertible into restricted common stock at $0.06 per share, which was equal to the value of the Company's unrestricted common stock at the time of issuance, and carried an attached warrant giving the holders the right to purchase one share of restricted common stock at $0.06 per share. During the year ended December 31, 2000, the Company recorded additional interest expense of $362,203 and $25,000, respectively to reflect the amortization of the discount on the new convertible debenture to account for the beneficial conversion features of the debentures.

         The Company's loss from continuing operations declined 16.8% to $897,424 in 2000 as compared to $1,078,123 for the comparable period in 1999. The decline in loss for continued operations was attributed to the transition by management of its strategic focus away from operations of the online gaming business to that of evaluation of new business opportunities. The Company's loss from discontinued operations (and net loss) increased $36,128 from $64,525 in 1999 to $100,653 for the same period in 2000. Results for discontinued operations reflect the gambling related operations of the E- Casinos online gaming subsidiary and its direct expenses. The increase in loss for 2000 was primarily attributed to the increase in expenses resulting from a full year of operation and the additional amortization of license fees over the twelve month period.

         The Company experienced a 32.4% decrease in net loss from continuing operations of $936,780 for its fiscal year ended December 31, 2000 compared to a net loss of $1,386,173 for the comparable period in 1999. The decrease in net loss is primarily attributable to a reduction of $181,365 in general and administrative expense in 2000 compared to 1999 and an increase of $567,959 in realized and unrealized gain on the Company's marketable securities in 2000. The improvement was offset somewhat by an increase in interest expense of $321,295 resulting from the beneficial conversion features of debentures issued in fiscal year 2000.

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

         During 1999, the Company converted the Debenture received from the sale of Tessier, into 200,000 shares of PWRE common stock. At December 31, 1999, the shares were valued at $1.35 per share, or $275,000. During the fiscal year ended 2000, the Company sold into the public market 110,000 PWRE shares at an approximate average price of $6.50 per share and received net proceeds of $694,995. As of December 31, 2000, the Company had expended approximately $658,000 of the net proceeds for general operating expenses including, but not limited to, license fee payments, salaries, consultant fees, professional fees, marketing, rent and utilities. At December 31, 2000, the remaining 90,000 shares of PWRE were valued at $306,567. During the first six months of 2001, the Company sold approximately 26,500 shares with proceeds of approximately $59,000. The resulting funds were used for general operations of the Company. The Company anticipates that it may sell additional shares of the 63,500 balance (valued at $177,800 on June 30, 2001) during 2001 and use the proceeds for general operating expenses.

         For the year ended December 31, 2000, cash used by operating activities decreased slightly to $1,036,131 compared to $1,081,871 for the year ended December 31, 1999. This 4.1% decrease is primarily attributed to a decrease in general and administrative expenses in 2000 from the comparable period in 1999 offset by the reduction of accounts payable and accrued expenses (not including a provision for license fee from discontinued operations) in 2000 of approximately $139,000.

         Also during 2000, the Company realized cash provided by investing activities of $649,151 compared to cash used by investing activities of $33,573 in 1999. The 2000 results are primarily due to net proceeds of $694,993 received from the sale of marketable securities during 2000 offset by the purchase of certain investment securities totaling $43,901.

         In fiscal year ended 2000, the Company realized cash flow from financing activities of $406,098 compared with $1,080,064 for the comparable period in 1999. In December 2000, the Company approved a convertible debenture totaling $500,000 to VanAus Investments Ltd. The debenture is convertible into authorized but unissued common stock of the Company at $0.06 per share with one
(1) five-year warrant attached. The Company issued 7,101,654 shares of common stock through the conversion of approximately $427,000 in principal and accrued interest. Accordingly, 7,101,654 warrants have also been granted. The 1999 results are due to proceeds received from notes payable resulting from the conversion of a $1,000,000 convertible debenture with VanAus Investments Ltd.

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

         The Company plans to expend up to $850,000 in funds pursuant to its "baseline" budgetary strategy for fiscal year 2001. This amount may reasonably expand or retract given the availability of cash reserves and the method of implementation of its change in focus from the online gaming industry to a transaction-based revenue generating business. The Company intends to supplement its cash reserves from the sale of its marketable securities during the fiscal year and by entering into private placements or convertible debentures similar to the ones entered into by the Company on a routine basis over the last five years. There are no guarantees, however, that the Company will be able to secure such financing during the fiscal year. In addition, the Company may receive cash from payments made to it from time to time pursuant to the sale of its virtual casino to a third party for a net amount owed to the Company of $190,000.

         The primary and most significant expenditures for fiscal year 2001 are expected in the area of human resources and consulting services. The aggregate amount of expense in this category is budgeted at over $535,000. This includes $160,000 for salaries and benefits, $300,000 in various consulting fees, and $75,000 in engineering support and other technical fees. In addition, the Company expects to expend approximately $75,000 in professional fees for legal, accounting and auditing services pursuant to its regulatory reporting requirements and anticipated new business ventures. The Company's budgetary item for business travel and conference attendance is projected at $50,000. In addition, the Company expects to expend $66,000 for corporate advertising, communications and website operations. The Company intends to enhance its communications with shareholders and has accordingly budgeted $50,000 for its investor relations efforts. The Company also anticipates expending approximately $74,000 for occupancy costs, office expense, printing and mailing, and other general expenses. At this time, the Company has no material commitments, obligations or contingencies that would negatively effect its cash position.

         Management plans to keep expenditures reasonably within its 2001 budget projections. However, given the potential for the unavailability of sufficient cash during the period to meet predications, the Company intends to reduce its expenses on an across the board basis as necessary. This would primarily include a reduction in the use of consultants and other professional services, limitation on travel, reduction in conference attendance, reduction in scope of corporate promotional efforts and slowing investigation of new business opportunities and acquisitions. The resultant reduced budget would likely decline from the projected $850,000 to approximately $600,000. The Company also contemplates deferring salaries and entering into other equity for service arrangements to conserve cash if necessary.

Effect of Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward Looking Statements

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

                                VENTURETECH, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

         McGLADREY NETWORK                          American Institute of
         -----------------                            Certified Public
   An Independently Owned Member                        Accountants
         Worldwide Services
     Through RSM International
                                                    Utah Association of
                                                      Certified Public
                                                        Accountants

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

As discussed in Note 15 to the consolidated financial statements, certain errors were discovered regarding the beneficial conversion features of the convertible debentures which resulted in understatements of the additional paid-in capital account and the net loss for the year ended December 31, 2000.


HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2001



         50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
              Telephone (801) 328-4408 * Facsimile (801) 328-4461

                                VENTURETECH, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS

                                                       December 31,
                                                            2000
                                                          --------
CURRENT ASSETS - CONTINUING OPERATIONS

   Cash                                                   $ 35,711
   Marketable securities (Note 8)                          308,755
   Other receivable                                          7,312
                                                          --------

     Total Current Assets - Continuing Operations          351,778
                                                          --------

CURRENT ASSETS - DISCONTINUED OPERATIONS

   Cash                                                      1,351
   Accounts receivable - net (Note 2)                       12,350
   License fees - current (Note 9)                          25,000
                                                          --------

     Total Current Assets - Discontinued Operations         38,701
                                                          --------

PROPERTY AND EQUIPMENT - CONTINUING OPERATIONS (Note 2)     32,207
                                                          --------

OTHER ASSETS - CONTINUING OPERATIONS

   Note receivable (Note 13)                               232,791
                                                          --------

     Total Other Assets                                    232,791
                                                          --------

     TOTAL ASSETS                                         $655,477
                                                          ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 December 31,
                                                                     2000
                                                                 -----------
                                                                  (Restated)
CURRENT LIABILITIES - CONTINUING OPERATIONS

   Accounts payable and accrued expenses                         $    74,905
   Reserve for legal fees (Note 9)                                   100,000
                                                                 -----------

     Total Current Liabilities - Continuing Operations               174,905
                                                                 -----------

CURRENT LIABILITIES - DISCONTINUED OPERATIONS

   Accounts payable and accrued expenses                             100,000
   License fee payable (Note 9)                                       60,000
                                                                 -----------

     Total Current Liabilities - Discontinued Operations             160,000
                                                                 -----------

     Total Liabilities                                               334,905
                                                                 -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY

   Preferred stock: 20,000,000 shares authorized of $0.001 par
    value, none issued and outstanding                                  --
   Common stock; 100,000,000 shares authorized of $0.001
    par value, 44,569,515 shares issued and outstanding               44,570
   Additional paid-in capital                                      8,398,819
   Deficit accumulated during the development stage               (8,122,817)
                                                                 -----------

     Total Stockholders' Equity                                      320,572
                                                                 -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   655,477
                                                                 ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                          From
                                                                                                      Inception of
                                                                                                     Development
                                                                                                         Stage on
                                                                                                        January 1,
                                                                       For the Years Ended           1986 Through
                                                                           December 31,               December 31,
                                                                     2000                1999               2000
                                                            -----------------   -----------------  ------------------
                                                                 (Restated)                            (Restated)

REVENUES                                                    $               -   $               -  $          555,646
                                                            -----------------   -----------------  ------------------

EXPENSES

  Research and development                                                  -                   -              50,215
  General and administrative                                          860,252           1,041,617           6,052,309
  Depreciation and amortization                                        37,172              36,506             464,422
                                                            -----------------   -----------------  ------------------

     Total Expenses                                                   897,424           1,078,123           6,566,946
                                                            -----------------   -----------------  ------------------

     LOSS FROM OPERATIONS                                            (897,424)         (1,078,123)         (6,011,300)
                                                            -----------------   -----------------  ------------------

OTHER INCOME (EXPENSE)

   Dividend income                                                      2,766                   -               2,766
   Realized gain on marketable securities                             608,034                   -             608,034
   Unrealized gain on marketable securities                            76,813             116,888             193,701
   Net loss on disposal of asset                                            -                   -          (1,400,000)
   Interest expense                                                  (746,233)           (424,938)         (1,232,889)
   Interest income                                                     19,264                   -              19,264
                                                            -----------------   -----------------  ------------------

     Total Other Income (Expense)                                     (39,356)           (308,050)         (1,809,124)
                                                            -----------------   -----------------  ------------------

LOSS BEFORE LOSS FROM DISCONTINUED
 OPERATIONS AND PROVISION FOR INCOME TAX                             (936,780)        (1,386,173)          (7,820,424)
                                                            ------------------  ----------------   ------------------

LOSS FROM DISCONTINUED OPERATIONS                                    (100,653)            (64,525)           (302,393)

PROVISION FOR INCOME TAX                                                    -                   -                   -
                                                            -----------------   -----------------  ------------------

NET LOSS                                                    $      (1,037,433)  $      (1,450,698) $       (8,122,817)
                                                            =================   =================  ==================

BASIC AND FULLY DILUTED LOSS PER SHARE

   - Continuing operations                                  $           (0.03)  $           (0.04)
   - Discontinued operations                                            (0.00)              (0.00)
                                                            -----------------   -----------------

     Total                                                  $           (0.03)  $           (0.04)
                                                            =================   =================

WEIGHTED AVERAGE  NUMBER OF
 SHARES OUTSTANDING                                                37,608,920          35,895,870
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

                                                        VENTURETECH, INC.
                                                   (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Equity

                                                                                                                    Deficit
                                                                                                                 Accumulated
                                                                                               Additional         During the
                                                                    Common Stock                 Paid-in         Development
                                                            Shares            Amount             Capital             Stage
                                                     ----------------   ----------------   ----------------   ----------------
Balance, January 1, 1986
 (inception of development stage)                             278,692   $            279   $           (279)  $              -

Assessment of existing
 shareholders to increase
 paid-in capital                                                    -                  -              8,722                  -

Net loss for the year ended
 December 31, 1987                                                  -                  -                  -             (8,722)
                                                     ----------------   ----------------   ----------------   ----------------

Balance, December 31, 1987                                    278,692                279              8,443             (8,722)

Stock issued to an  individual  who became an officer and  director for services performed  to  acquire  rights to  Harvard  Medical  Project  on July 13,  1988 recorded at predecessor cost of $0.00 per
 share                                                      1,188,889              1,189             (1,189)                 -

Stock issued to Spartan
 Medical Corporation to
 acquire rights to the Harvard
 Medical Project on
 November 1, 1988 recorded at
 predecessor cost of $0.00 per
 share                                                        200,000                200               (200)                 -

Net loss for the year ended
 December 31, 1988                                                  -                  -                  -             (5,644)
                                                     ----------------   ----------------   ----------------   ----------------

Balance, December 31, 1988                                  1,667,581   $          1,668   $          7,054   $        (14,366)
                                                     ----------------   ----------------   ----------------   ----------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                                         VENTURETECH, INC.
                                                   (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                    Deficit
                                                                                                                 Accumulated
                                                                                                Additional        During the
                                                                    Common Stock                 Paid-in         Development
                                                            Shares            Amount             Capital             Stage
                                                     ----------------   ----------------   ----------------   ----------------
Balance, December 31, 1988                                  1,667,581   $          1,668   $          7,054   $        (14,366)

Stock issued for services
 at an average price of
 $0.21 per share                                               61,667                 62             12,638                  -

Stock issued for cash in
 private placements at an
 average price of $2.48                                        98,005                 98            242,502                  -

Stock offering costs offset
 against paid-in capital                                            -                  -            (93,687)                 -

Net loss for the year ended
 December 31, 1989                                                  -                  -                  -           (134,399)
                                                     ----------------   ----------------   ----------------   ----------------

Balance, December 31, 1989                                  1,827,253              1,828            168,507           (148,765)

Stock issued for services
 valued at $0.06 per share                                     19,301                 19              1,140                  -

Stock issued to an individual
 for services valued at
 $12.00 per share                                               1,667                  1             19,999                  -

Stock issued to individuals
 for $3.92 per share                                           11,933                 12             46,788                  -

Net loss for the year ended
 December 31, 1990                                                  -                  -                  -           (174,522)
                                                     ----------------   ----------------   ----------------   ----------------

Balance, December 31, 1990                                  1,860,154   $          1,860   $        236,434   $       (323,287)
                                                     ----------------   ----------------   ----------------   ----------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                                         VENTURETECH, INC.
                                                   (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                               Additional         During the
                                                                    Common Stock                 Paid-in         Development
                                                            Shares            Amount             Capital             Stage
                                                     ----------------   ----------------   ----------------   ----------------
Balance, December 31, 1990                                  1,860,154   $          1,860   $        236,434   $       (323,287)

Stock issued to Ballater, Ltd. in
 exchange for services recorded
 at predecessor cost of $0.00 per share                       100,000                100               (100)                 -

Net loss for the year ended
 December 31, 1991                                                  -                  -                  -             (2,457)
                                                     ----------------   ----------------   ----------------   ----------------

Balance, December 31, 1991                                  1,960,154              1,960            236,334           (325,744)

Debt converted into additional
 paid-in capital by Park Avenue, Inc.                               -                  -             45,750                  -

Debt converted into additional
 paid-in capital by  stockholder                                    -                  -             12,400                  -

Net loss for the year ended
 December 31, 1992                                                  -                  -                  -             (1,981)
                                                     ----------------   ----------------   ----------------   ----------------

Balance, December 31, 1992                                  1,960,154              1,960            294,484           (327,725)

Common stock issued in settlement
 of debt at $0.012 per share                                1,500,000              1,500             16,252                  -

Net loss for the year ended
 December 31, 1993                                                  -                  -                  -            (15,200)
                                                     ----------------   ----------------   ----------------   ----------------

Balance, December 31, 1993                                  3,460,154              3,460            310,736           (342,925)

Common stock issued for cash
 at $0.50 per share                                           340,000                340            169,660                  -

Stock issuance costs                                                -                  -            (67,500)                 -

Net loss for the year ended
 December 31, 1994                                                  -                  -                  -            (29,190)
                                                     ----------------   ----------------   ----------------   ----------------

Balance, December 31, 1994                                  3,800,154   $          3,800   $        412,896   $       (372,115)
                                                     ----------------   ----------------   ----------------   ----------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                                          VENTURETECH, INC.
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                        Deficit
                                                                                                                     Accumulated
                                                                               Additional             Stock          During the
                                                    Common Stock                 Paid-in         Subscription        Development
                                             Shares          Amount              Capital          Receivable             Stage
                                        --------------  ----------------  ----------------   ------------------   ---------------
Balance, December 31, 1994                   3,800,154  $          3,800  $        412,896   $                -   $      (372,115)

Common stock issued to
 acquire Tessier Resources Ltd.              3,200,000             3,200           (80,856)                   -                 -

Debt converted into additional
 paid-in capital                                     -                  -           10,417                    -                 -

Common stock issued in
 settlement of debt at $1.70
 per share                                     591,774               592         1,005,425                    -                 -

Net loss for the year ended
 December 31, 1995                                   -                 -                 -                    -        (1,037,235)
                                        --------------  ----------------   ---------------   ------------------   ---------------

Balance, December 31, 1995                   7,591,928             7,592         1,347,882                    -        (1,409,350)

Common stock issued in
 settlement of debt at $1.70
 per share                                   1,408,126             1,408         2,392,473                    -                 -

Common stock issued as a
 partial conversion of the
 convertible debenture at
 $0.03 per share                             2,300,000             2,300            66,700                     -                -

Common stock issued for
 cash at $10.00 per share                    6,000,000             6,000        59,994,000          (60,000,000)                -

Net loss for the year ended
 December 31, 1996                                   -                 -                 -                    -        (1,590,888)
                                        --------------  ----------------   ---------------   ------------------   ---------------

Balance, December 31, 1996                  17,300,054  $         17,300  $     63,801,055   $      (60,000,000)  $    (3,000,238)
                                        --------------  ----------------  ----------------   ------------------   ---------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                                         VENTURETECH, INC.
                                                   (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                         Deficit
                                                                                                                      Accumulated
                                                                                Additional             Stock          During the
                                                  Common Stock                    Paid-in         Subscription        Development
                                           Shares             Amount              Capital          Receivable              Stage
                                      ----------------   ---------------   ----------------   ------------------    --------------
Balance, December 31, 1996                  17,300,054   $        17,300   $     63,801,055   $    (60,000,000)   $   (3,000,238)

Common stock issued as a
 conversion of the convertible
 debenture at $0.03 per share                3,533,333             3,533            102,467                  -                 -

Common stock issued as a full
 exercise of the "A" warrants
 associated with the convertible
 debenture at $0.03 per share                5,833,333             5,834            169,166                  -                 -

Common stock issued as a partial
 exercise of the "B" warrants
 associated with the convertible
 debenture at $0.03 per share                1,133,334             1,133             32,867                  -                 -

Cancellation of stock
 subscription receivable                    (6,000,000)           (6,000)       (59,994,000)        60,000,000                 -

Common stock issued in
 settlement of debt
 at $0.22 per share                          3,495,000             3,495            765,321                  -                 -

Net loss for the year ended
 December 31, 1997                                   -                 -                  -                  -          (552,777)
                                      ----------------   ---------------   ----------------   ----------------    --------------

Balance, December 31, 1997                  25,295,054   $        25,295   $      4,876,876   $              -    $   (3,553,015)
                                      ----------------   ---------------   ----------------   ----------------    --------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                                         VENTURETECH, INC.
                                                   (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                         Deficit
                                                                                                                      Accumulated
                                                                                Additional           Stock            During the
                                                  Common Stock                    Paid-in         Subscription        Development
                                           Shares             Amount              Capital          Receivable              Stage
                                      ----------------   ---------------   ----------------   ------------------    --------------
Balance, December 31, 1997                  25,295,054   $        25,295   $      4,876,876   $              -    $   (3,553,015)

Common stock issued as a complete
 exercise of the "B" warrants
 associated with the convertible
 debenture at $0.03
 per share                                   4,700,000             4,700            136,300                  -                 -

Common stock issued as a
 partial exercise of warrants
 for cash at $0.25 per share                    35,000                35              8,715                  -                 -

Common stock issued in
 settlement of debt at $0.45
 per share                                   1,583,791             1,585            711,121                  -                 -

Net loss for the year ended
 December 31, 1998                                   -                 -                  -                  -        (2,081,671)
                                      ----------------   ---------------   ----------------   ----------------    --------------

Balance, December 31, 1998                  31,613,845            31,615          5,733,012                  -        (5,634,686 )

Issuance of debenture,
 convertible at less than
 market value (Note 12)                              -                 -            400,000                  -                 -

Common stock issued for
 conversion of debenture at
 $0.20 per share                             5,000,000             5,000            995,000                  -                 -

Common stock issued for
 exercise of warrants at
 $0.20 per share                               400,320               400             79,664                  -                 -

Net loss for the year ended
 December 31, 1999                                   -                 -                  -                  -        (1,450,698)
                                      ----------------   ---------------   ----------------   ----------------    --------------

Balance, December 31, 1999                  37,014,165   $        37,015   $      7,207,676   $              -    $   (7,085,384)
                                      ----------------   ---------------   ----------------   ----------------    --------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                                         VENTURETECH, INC.
                                                   (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                Additional           Stock             During the
                                                  Common Stock                    Paid-in         Subscription         Development
                                           Shares             Amount              Capital          Receivable              Stage
                                      ----------------   ---------------   ----------------   ------------------    --------------
Balance, December 31, 1999                  37,014,165   $        37,015   $      7,207,676   $              -    $   (7,085,384)

Common stock issued for
 conversion of convertible
 debenture at $0.06 per share                7,101,654             7,101            418,997                  -                 -

Common stock issued for
 services at $0.15 per share                    67,034                67             10,189                  -                 -

Common stock issued for
 service at $0.13 per share                    386,662               387             50,266                  -                 -

Value of beneficial conversion
 features of convertible
 debentures (restated)                               -                 -            324,488                  -                 -

Value of beneficial conversion
 features of convertible
 debentures (restated)                               -                 -            362,203                  -                 -

Value of beneficial conversion
 features of convertible
 debentures (restated)                               -                 -             25,000                  -                 -

Net loss for the year ended
 December 31, 2000 (restated)                        -                 -                  -                  -        (1,037,433)
                                      ----------------   ---------------   ----------------   ----------------    --------------

Balance, December 31, 2000
 (restated)                                 44,569,515   $        44,570   $      8,398,819   $              -    $   (8,122,817)
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

                                                    VENTURETECH, INC.
                                              (A Development Stage Company)
                                          Consolidated Statements of Cash Flows

                                                                                                              From
                                                                                                          Inception of
                                                                                                         Development
                                                                                                             Stage on
                                                                                                            January 1,
                                                                          For the Years Ended            1986 Through
                                                                              December 31,                December 31,
                                                                        2000                1999               2000
                                                               ------------------  -----------------   -----------------
                                                                    (Restated)                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                  $       (1,037,433) $      (1,450,698)  $      (8,122,817)
   Adjustments to reconcile net (loss) to net cash
    used by operating activities:
     Common stock issued for services                                      60,909                  -              95,168
     Debentures issued convertible at
       less that market value                                                   -            400,000             400,000
     Amortization of debenture discount                                   711,691                  -             711,691
     Depreciation and amortization                                        145,505             61,506             597,735
     Loss on sale of investments                                                -                  -              20,390
     Net loss on disposition of asset                                           -                  -           1,400,000
     Realized gain on sale of investments                                (608,034)                 -            (608,034)
     Unrealized gain in marketable securities                             (76,813)          (116,888)           (193,701)
   Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivables and other assets                                       (193,319)          (117,467)           (316,811)
     Increase (decrease) in accounts
      payable and other current liabilities                               (38,637)           141,676              74,699
                                                               ------------------  -----------------   -----------------

       Net Cash Used by Operating Activities                           (1,036,131)        (1,081,871)         (5,941,680)
                                                               ------------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of investments                                                (43,901)                 -            (422,214)
   Sale of investments                                                    694,993                  -             702,103
   Purchase of fixed assets                                                (1,941)            (8,573)           (259,665)
   Disposal of fixed assets                                                     -                  -               3,223
   Purchase of license fees                                                     -            (25,000)         (1,575,000)
                                                               ------------------  -----------------   -----------------

       Net Cash Provided (Used) by Investing Activities                   649,151            (33,573)         (1,551,553)
                                                               ------------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable                                              (20,000)                 -             (20,000)
   Issuance of convertible debenture                                            -                  -             175,000
   Conversion of debt to equity                                                 -                  -              75,902
   Proceeds from notes payable                                            426,098          1,080,064           6,774,708
   Common stock issued for cash                                                 -                  -             515,963
   Shareholder assessment                                                       -                  -               8,722
                                                               ------------------  -----------------   -----------------

       Net Cash Provided by Financing Activities               $          406,098  $       1,080,064   $       7,530,295
                                                               ------------------  -----------------   -----------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                                    VENTURETECH, INC.
                                              (A Development Stage Company)
                                    Consolidated Statements of Cash Flows (Continued)

                                                                                                              From
                                                                                                          Inception of
                                                                                                         Development
                                                                                                             Stage on
                                                                                                            January 1,
                                                                          For the Years Ended            1986 Through
                                                                                 December 31,            December 31,
                                                                        2000                1999                2000
                                                               ------------------  -----------------   -----------------
                                                                    (Restated)                             (Restated)
NET INCREASE (DECREASE)
 IN CASH                                                       $           19,118  $         (35,380)  $          37,062

CASH AT BEGINNING OF PERIOD                                                17,944             53,324                   -
                                                               ------------------  -----------------   -----------------

CASH AT END OF PERIOD                                          $           37,062  $          17,944   $          37,062
                                                               ==================  =================   =================


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                                     $                -  $           6,667   $           6,667
  Income taxes                                                 $                -  $               -   $               -

NON CASH FINANCING ACTIVITIES:

  Conversion of debt into additional paid-in capital           $                -  $               -   $          75,902
  Common stock issued in settlement of debt                    $                -  $       1,080,064   $       5,979,235
  Conversion of debenture and warrants to common stock         $          426,098  $               -   $         826,098
  Debentures issued convertible at less than
   market value                                                $                -  $         400,000   $         400,000
  Common stock issued for services                             $           60,909  $               -   $          95,168


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

                                                                         For the Year Ended
                                                                         December 31, 1999
                                                   -------------------------------------------------------------
                                                            Loss                Shares              Per Share
                                                      (Numerator)            (Denominator)            Amount
                                                   ------------------    -----------------     -----------------
              Continuing operations                $       (1,386,173)          35,895,870     $           (0.04)
              Discontinued operations                         (64,525)          35,895,870                 (0.00)
                                                   ------------------                          -----------------

                   Total                           $       (1,450,698)                         $           (0.04)
                                                   ==================                          =================

                                                                        For the Year Ended
                                                                        December 31, 2000
                                                   -------------------------------------------------------------
                                                            Loss                Shares              Per Share
                                                      (Numerator)            (Denominator)            Amount
                                                   ------------------    -----------------     -----------------

              Continuing operations                $         (936,780)          37,608,920     $           (0.03)
              Discontinued operations                        (100,653)          37,608,920                 (0.00)
                                                   ------------------                          -----------------

                   Total                           $       (1,037,433)                         $           (0.03)
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

              m. Website Development Costs

              As allowed by emerging issues task force 00-2, "accounting for website development costs", the Company is expensing its website development costs as incurred because of the short term nature of the asset and the uncertainty of the future product.

              n. Joint Venture Accounting

              The Company is currently working with APTECH Limited (APTECH) to develop a website for the online gambling portal named Win Junction. Win Junction is a private Nevada Corporation entirely owned by 888250 Ontario, Ltd. (888). 888 is controlled by Eric Hutchingame, an officer and director of the Company. If the website is determined to have future business value and is accepted by the Company and 888, then the company would receive 60% ownership of Win Junction. The Company will consolidate Win Junction in its future financial statements, provided the website is accepted by both parties. Should the parties not accept the website it is unlikely that the 60% acquisition would occur.

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

              During the years ended December 31, 2000 and 1999, the Company paid $43,393 and $12,239 to a subsidiary of Tessier, a former subsidiary for rent expense.

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

NOTE 4 -      CONVERTIBLE DEBENTURE - RELATED PARTY (Continued)

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

              On April 3, 2000, the Company issued a convertible debenture to a related party for all principal advances made to the Company from January 1, 2000 through March 31, 2000 totaling $324,488. The debenture is convertible into restricted common stock at $0.15 per share at any time prior to the maturity at the sole option of the debenture holder. The debenture matures on April 2, 2002 and bears interest at 12% per annum. Any shares issued under the conversion privileges of this debenture carry one purchase warrant exercisable at $0.15 per share. The share purchase warrants are exercisable for a period of five years after the date of issuance. Interest expense of $26,556 has been recorded on the debenture during the nine months ended September 30, 2000 and is included in the accounts payable accrued expenses account on the balance sheet.

              The Company recorded a discount on the convertible debenture in order to allocate to additional paid-in capital the value of the beneficial conversion features of the debenture. The beneficial conversion features consist of the debenture holder's right to convert the debentures into units, each unit consisting of one share of restricted common stock (at a conversion price of $0.15 per share which was $0.0375 per share less than the trading value of the Company's unrestricted common stock on the measurement date of the issuance of the debenture) and one attached warrant giving the holders the right to purchase one share of restricted common stock (at an exercise price of $0.15 per share which was $0.0375 per share less than the trading value of the Company's unrestricted common stock on the measurement date of the issuance of the debenture). The value of the beneficial conversion features was computed as the lesser of (1) the value of the warrants or (2) total proceeds of the debentures. As of the date of the issuance of the debenture, the entire proceeds were allocated to additional paid- in capital and a corresponding discount offsetting the liability under the debentures. The discount was fully amortized to interest expense because the debenture holders could have converted the debentures immediately when the debentures were issued. During the year ended December 31, 2000, interest expense of $324,488 was recognized as the result of amortization of the discount.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 4 -      CONVERTIBLE DEBENTURE - RELATED PARTY (Continued)

              On December 1, 2000, the Company cancelled the convertible debenture from April 3, 2000 (as mentioned above) and re-issued a new convertible debenture including the principal amount of the original debenture along with accrued interest and additional advances totaling $401,099. The new debenture is convertible into restricted common stock at $0.06 per share at any time prior to the maturity at the sole option of the debenture holder. The debenture was converted into 6,684,983 shares of common stock on December 1, 2000. Along with the conversion, the debenture holder received one attached warrant for each share of common stock in the conversion (6,684,983 warrants). These warrants have a maturity of five (5) years and are exercisable at $0.06 per share.

              The Company recorded a discount on the new convertible debenture in order to allocate to additional paid-in capital the value of the beneficial conversion features of the debenture. The beneficial conversion features consist of the debenture holder's right to convert the debentures into units, each unit consisting of one share of restricted common stock (at a conversion price of $0.06 per share which was equal to the trading value of the Company's unrestricted common stock on the measurement date of the issuance of the debenture) and one attached warrant giving the holders the right to purchase one share of restricted common stock (at an exercise price of $0.06 per share which was equal to the trading value of the Company's unrestricted common stock on the measurement date of the issuance of the debenture). The value of the beneficial conversion features was computed as the lesser of
              (1) the value of the warrants or (2) total proceeds of the debentures. As of the date of the issuance of the debenture, the value of the warrants were allocated to additional paid-in capital and a corresponding discount offsetting the liability under the debentures. The discount was fully amortized to interest expense because the debenture holders converted the debentures immediately when the debentures were issued. During the year ended December 31, 2000, interest expense of $362,203 was recognized as the result of amortization of the discount.

              On December 4, 2000, the Company issued another convertible debenture for advances made to the Company totaling $25,000. The debenture is convertible into restricted common stock at $0.06 per share at any time prior to the maturity at the sole option of the debenture holder. The debenture was converted into 416,667 shares of common stock on December 4, 2000. Along with the conversion, the debenture holder received one attached warrant for each share of common stock in the conversion (416,667 warrants). These warrants have a maturity of five (5) years and are exercisable at $0.06 per share.

              The Company recorded a discount on the convertible debenture in order to allocate to additional paid-in capital the value of the beneficial conversion features of the debenture. The beneficial conversion features consist of the debenture holder's right to convert the debentures into units, each unit consisting of one share of restricted common stock (at a conversion price of $0.06 per share which was equal to the trading value of the Company's unrestricted common stock on the measurement date of the issuance of the debenture) and one attached warrant giving the holders the right to purchase one share of restricted common stock (at an exercise price of $0.06 per share.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 4 -      CONVERTIBLE DEBENTURE - RELATED PARTY (Continued)

              which was equal to the trading value of the Company's unrestricted common stock on the measurement date of the issuance of the debenture). The value of the beneficial conversion features was computed as the lesser of (1) the value of the warrants or (2) total proceeds of the debentures. As of the date of the issuance of the debenture, the entire proceeds were allocated to additional paid-in capital and a corresponding discount offsetting the liability under the debentures. The discount was fully amortized to interest expense because the debenture holders converted the debentures immediately when the debentures were issued. During the year ended December 31, 2000, interest expense of $25,000 was recognized as the result of amortization of the discount.

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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 8 -      MARKETABLE SECURITIES (Continued)

              As the investment is considered "trading", unrealized gains and losses on the investment are recognized as components of income. At December 31, 1999, the Company has converted all of the debenture into 2,000,000 shares of Ocean Power common stock and has deposited those shares with a brokerage house. In August 1999, Ocean Power effected a 1-for-10 reverse stock split. During the year ended December 31, 2000, the Company sold 110,000 shares of Ocean Power common stock and realized a gain of $608,034. The Company also purchased 10,000 shares of a separate unrelated company for $43,901 which is being carried at its fair market value in accordance with SFAS No. 115. At December 31, 2000, the Company had a net unrealized gain of $76,813.

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

NOTE 9 -      LICENSE FEES (Continued)

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

NOTE 10 -     NOTES PAYABLE

              In conjunction with the startup of E-Casinos Ltd., the Company was required to pay a yearly non-refundable fee of $100,000 to the government of Antigua for a gaming license. The funds for the gaming license were advanced to the Company by Softec. Under the terms of the note, the Company is obligated to repay Softec in twelve monthly installments of $10,000. The note payable has an effective interest rate of 20%. Through December 31, 2000, the Company had made payments totaling $60,000 on the note. As of December 31, 2000, the remaining balance outstanding on the note was $60,000. The Company did not make all of its scheduled payments in 2000 because of cash flow difficulties. The Company was in default of its agreement with Softec. Softec has the right to not process any transactions which customers of the company post to its website.

NOTE 11 -     COMMITMENTS AND CONTINGENCIES

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


NOTE 11 -     COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12 -     DILUTIVE INSTRUMENTS

              In December 2000, the Company approved a convertible debenture totaling $500,000. The debenture is convertible into "restricted" common stock of the Company at $0.06 per share with one (1) five-year warrant attached. The Company issued 7,101,654 shares of common stock as a conversion of the debenture, accordingly, 7,101,654 warrants have been granted.

              In August 1999, the Company granted 360,000 warrants to an officer of the Company at $0.28 per share. No compensation expense was recorded at the time of issuance as the exercise price was equal to the trading price at the time of issuance. The warrants become exercisable over a two-year period with 45,000 warrants vesting at the end of each quarter over the two-year period provided the individual continues his employment with the Company. The Company will continue to compare the exercise price to the market price for each quarter to determine whether there is any additional compensation expense pursuant to a valuation of the warrants using the Black Scholes method.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 12 -     DILUTIVE INSTRUMENTS (Continued)

              In June 1999, the Company granted 595,000 warrants to certain individuals, consultants, Directors and Officers of the Company. These warrants were granted for services or beneficial contributions to the Company and/or for the expectation of future contributions to the success of the Company. The warrants were issued to 15 individuals. Of the 595,000 warrants, 545,000 are exercisable at $0.47 per share and 50,000 are exercisable at $0.61 per share. No compensation expense was recorded on the issuance of warrants because the exercise price was either equal to or exceeded the trading price at the time of issue. All warrants expire June 30, 2002. The grant date was used as the measurement date because the services were deemed to have been completed at the grant date. The warrants were fully vested, fully exercisable and non-forfeitable at the grant date.

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

              In December 1997, the Company granted 830,000 warrants to officers and shareholders of which 710,000 are exercisable at $0.25 per share and 120,000 are exercisable at $0.50 per share. No compensation expense was recorded on the issuance of warrants because the exercise price exceeded the trading price at the time of issuance. Additionally, the Company has reserved 100,000 warrants for future issuance. All warrants expire December 29, 2001. The grant date was used as the measurement date because the services were deemed to have been completed at the grant date. The warrants were fully vested, fully exercisable and non-forfeitable at the grant date.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 12 -      DILUTIVE INSTRUMENTS (Continued)

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

               In June 1995, the Company initiated a private placement for 1,000,000 shares of its common stock with accompanying 1,000,000 warrants at $1.70 per share and warrant. Of the 2,000,000 shares which have been issued pursuant to this private placement, 591,774 shares were issued in 1995, while 1,408,126 shares were issued in 1996.

               Over the period of May 1994 through November 1995, the Company granted 1,532,000 warrants to certain individuals, consultants, Directors and Officers of the Company. These warrants were granted for services or beneficial contributions provided to the Company and/or for the expectation of future contributions to the success of the Company. The warrants were issued to thirty individuals or organizations at exercise prices ranging from $2.50 to $5.75, which represented the fair market value of the stock at the time of grant, and for periods ranging from four to five years. The warrants will be issued to these individuals or organizations pursuant to a warrant agreement with the Company. The Company intends to register the shares underlying these warrants at a time deemed suitable by management. The warrants are conditional upon the Company achieving a listing with the NASDAQ stock exchange. Of the 1,532,000 warrants granted, 637,000 expired on May 31, 1999, 640,000 expired in October and November 1999, and 135,000 were canceled by mutual consent of the Company and one of its officers on September 30, 1999. The remaining 120,000 expires on May 18, 2000. The grant date was used as the measurement date because the services were deemed to have been completed at the grant date. The warrants were fully vested, fully exercisable and non-forfeitable at the grant date.

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 12 -      DILUTIVE INSTRUMENTS (Continued)

               A summary of the status of the Company's stock warrants as of December 31, 2000 and changes during the year ending December 31, 2000 are presented below:

                                                                                 Weighted            Weighted
                                                                                  Average             Average
                                                                                  Exercise          Grant Date
                                                              Warrants               Price           Fair Value
                                                          -----------------  ------------------  -----------------
              Outstanding, December 31, 1999                      7,294,680  $             0.26  $            0.00
                  Granted                                         7,201,654                0.06               0.01
                  Expired/Canceled                                 (120,000)               2.50                  -
                  Exercised                                               -                   -                  -
                                                          -----------------  ------------------  -----------------

              Outstanding, December 31, 2000                     14,376,334  $             0.16  $            0.00
                                                          =================  ==================  =================

              Exercisable, December 31, 2000                     14,376,334  $             0.16  $            0.00
                                                          =================  ==================  =================

               The total amount of outstanding stock warrants at December 31, 2000 is summarized as follows:

                        Shares                     Price                                 Expiration
                  ------------------               ------------------        -------------------------------

                             675,000               $             0.25                      December 29, 2001
                             120,000               $             0.50                      December 29, 2001
                              50,000               $             0.61                           June 3, 2002
                             545,000               $             0.47                          June 30, 2002
                             360,000               $             0.28                           -
                             825,000               $             0.44                       January 27, 2002
                             100,000               $             0.20                        January 3, 2004
                           4,599,680               $             0.20                      September 1, 2004
                           6,684,987               $             0.06                       December 1, 2005
                             416,667               $             0.06                       December 4, 2005
                  ------------------

                          14,376,334
                  ==================


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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 13 -     NOTE RECEIVABLE

              The Company has advanced $214,977 to Cyberdome Entertainment, Inc. with accrued interest at 10% of $17,814. The note is due on demand. Subsequent to year end, the Company exchanged this note for preferred shares in Gamecasters, Inc. (see Note 14). This amount will eliminate in the consolidation entries after February 16, 2001.

NOTE 14 -     SUBSEQUENT EVENTS

              Reverse Merger
              --------------

              On February 16, 2001 the Company completed an agreement with the shareholders of Gamecasters, Inc. ("Gamecasters") a Nevada company, pursuant to which the Company issued 20,000,000 common shares, 10,000,000 convertible preferred and 20,000,000 convertible preferred share warrants to acquire all of the issued and outstanding common shares of Gamecasters.

              The Company has authorized 20,000,000 convertible preferred shares with a par value of $0.001. Each share of preferred stock is entitled to ten (10) votes at a meeting of shareholders, except at any meeting in which only shareholders of preferred shares are entitled to vote. The board of directors may, at its own discretion, declare dividends on the preferred shares of any amount, at any time, without declaring dividends on any other class of stock. The holders of the preferred shares are entitled to receive priority to the holders of the common shares the remaining property of the corporation in the event of a liquidation or wind up. The holders of the preferred shares may convert each share of preferred stock into 10 shares of common stock at any time for no additional consideration.

              The Company also acquired 4,000,000 of the 10,000,000 issued and outstanding convertible preferred shares of Gamecasters for an assignment of a loan and interest receivable of $235,561.

              At the date of acquisition, the Company was undertaking to sell its casino gambling operations and was otherwise substantially inactive. As a result of the accusation, the former shareholders of Gamecasters acquired 72.9 percent of VentureQuest as a group. Gamecasters is considered the accounting acquirer for financial statement purposes.

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


NOTE 14 -     SUBSEQUENT EVENTS (Continued)

              A summary of the discontinued operations is presented as follows:

                                              For the Year Ended
                                                    December 31,
                                     --------------------------------------
                                              2000              1999
                                     ------------------  ------------------

               Sales                 $          169,919  $           29,710
               Cost of sales                     55,341              10,232
                                     ------------------  ------------------

               Gross Margin                     114,578              19,478

               Expenses                         215,231              84,003
                                     ------------------  ------------------

               Net Loss              $         (100,653) $          (64,525)
                                     ==================  ==================

               Loss Per Share        $            (0.00) $            (0.00)
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

                                VENTURETECH, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 15 -     RESTATED FINANCIAL STATEMENTS

              The following is the reconciliation of the December 31, 2000 consolidated financial statements as originally reported to the restated December 31, 2000 consolidated financial statements:

                                                      As Reported        As Adjusted      Difference
                                                      -----------        -----------      ----------
                  Additional paid-in capital          $ 7,819,537        $ 8,398,819      $ 579,282       (1)

                  Deficit accumulated during
                    the development stage             $(7,543,535)       $(8,122,817)     $(579,282)      (2)

                  Net loss for the
                    year ended
                    December 31, 2000                 $   (458,151)      $(1,037,433)     $(579,282)      (2)

                  Net loss per share                  $      (0.01)      $     (0.03)     $   (0.02)

                  Net loss from inception
                    on January 1, 1986 through
                    December 31, 2000                 $ (7,543,535)      $(8,122,817)     $(579,282)      (2)


              (1) Difference  represents  a net increase to  additional  paid-in capital due to a change in the method of reporting warrants issued with debt instruments (convertible debentures) in accordance with EITF No. 00-27.

              (2) Difference  representing  the  immediate  amortization  of the conversion discounts (see item (1) above and Note 4) because the debentures were convertible immediately.

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

         Other Key Persons

         Arthur Rosenberg. Mr. Rosenberg joined the Company in February 1996 as its Chief Operating Officer and Chief Financial Officer. Pursuant to a consolidation of the Company's operations in Vancouver, BC, Mr. Rosenberg resigned on September 30, 1999 and has agreed to provide consulting and advisory services to the Company on a mutually agreeable basis. Mr. Rosenberg has been a high- profile individual in the on-line gaming industry and has served on the board of directors of the Interactive Gaming Council, the trade association for the industry. Mr. Rosenberg has also been invited to provide testimony on behalf of the industry at United States government hearings, such as the National Gambling Impact Study Commission. Since 1992, Mr. Rosenberg has been an independent corporate consultant offering his clients advice on financial, strategic, investment and operational matters. From 1992 to 1996, Mr. Rosenberg was the Chief Operating Officer and Chief Financial Officer of LottoFone Incorporated, a company located in Alexandria, Virginia seeking to provide telephone based wagering capabilities to state and international lotteries. Mr. Rosenberg is a graduate of Northeastern University with a B.A. degree in chemistry and also earned a M.B.A. in management from Boston College.

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

                                Summary Compensation Table
                                                                              Other            All
                                                                             Annual          Other
Name and                                                                    Compen-      Compen-
Principal Position                Year         Salary            Bonus        sation          sation
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

Employment Agreements

         As of the date thereof, the Company has not entered into any employment contracts with any of its employees, officers or directors, nor has the Company had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has, however entered into certain consulting agreements for the services of Mr. Eric Hutchingame and Mr. William Baker and has from time to time granted various stock options to them. Mr. William Baker's (C.F.O.) employment offer letter from the Company specifies a thirty day notice of termination and provides for the exercise of warrants (see table above) on an earned basis, but was superceded by the aforementioned consulting agreement.

Consulting Agreements

         From 1996 through mid-first quarter 2001, Victor Jung, the Company's former Vice President of Technology, provided technical monitoring and guidance services related to the Company's online gaming technology. In March 2001, Mr. Jung consulting services were terminated in conjunction with the sale of E-Casinos International. Mr. Jung was deemed to be an independent contractor and was paid a flat fee of $6,000 per calendar month during his tenure. Mr. Jung's agreement was subject to termination at the Company's discretion with fifteen days notice.

         On October 1, 1999, the Company entered into a consulting agreement with Mr. Rosenberg. The term of the agreement is for one year, but may be renewed by the mutual consent of the parties. Either party may terminate the agreement by giving seven days written notice to the other party. Under the terms of the agreement, Mr. Rosenberg is deemed to be an independent contractor and performs such services as the Company requires on a week-to-week basis. These services primarily include advising management on corporate and online gaming industry matters. Mr. Rosenberg does not have any authority to sign contracts, notes, obligations, or to make any material purchases on behalf of the Company without the express written consent of the Company. For the first month of the agreement, Mr. Rosenberg received cash compensation of $6,707. Thereafter, Mr. Rosenberg is paid $50.00 for each hour of work performed under the agreement. Mr. Rosenberg is also reimbursed for out-of-pocket expenses associated with his duties under the agreement. There are no guaranteed hours authorized under the agreement.

         The Company has also entered into a Memorandum of Understanding with Aptech Worldwide, Inc. ("Aptech"), a website development and e-commerce B2B firm located in India. The intent of the Memorandum is to ultimately develop an Internet gaming portal (WinJunction) to provide information, education, resources, and recommendations for online gaming. The site will not offer any "gambling for real money" features to prospective members or visitors. Aptech has agreed to provide its development and R&D services for the equivalent of $5,000 (CDN) per man-month of work performed. Aptech has further agreed to accept payment, half in cash and half in the equivalent authorized but previously unissued securities of the Company. The agreement with Aptech was entered on April 21, 2000 and the Company issued 386,662 shares of its common stock at $0.13 per share for consideration of $50,750 in services provided. The Company also paid $40,250 in cash with an outstanding balance of $10,500 to be paid upon acceptance of work performed.

         On July 28, 2000 the Company entered into a consulting agreement with Hutchingame Growth Capital, ("HGC") a division of 888258 Ontario Ltd., a company owned by Eric Hutchingame and his family. The term of the agreement is for one year commencing September 1, 2000 an is renewed on an annual basis unless either party terminates the agreement. Under the terms of the agreement, HGC is deemed to be an independent contractor and performs a range of services including strategic planning, research and evaluation of business opportunities, evaluation and advice regarding strategic alliances and evaluation and advice regarding potential acquisitions. Under the terms of the agreement, HGC receives compensation at the rate of $10,000 per month and is reimbursed for actual, reasonable out-of- pocket expenses. The agreement was entered into before Mr. Hutchingame became an affiliate of the Company, and did not terminate when Mr. Hutchingame became an officer and director of the Company.

         In connection with its acquisition of Gamecasters, the Company has an understanding with Tim McRae, chief architect and developer of the CyberTrak Software, to provide on-ongoing development efforts on CyberTrak and to also provide guidance on technology matters related to the Company's business development. Mr. McRae receives $5,000 (CDN) per month for his services. The Company intends to enter into a more formal development and consulting agreement with Mr. McRae in the near future.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best knowledge of the Company, as of August 31, 2001 with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

 Name and Address                       Amount and Nature of           Percent
of Beneficial Owner                     Beneficial Ownership         of Class(1)
--------------------                    --------------------         -----------
Eric Hutchingame*                             98,252,000(2)              66.5%
  1055 West 14th Street
  Suite 500
  North Vancouver,
  B.C. V7P 3P2
William D. Baker*                                725,000(3)               1.1%
  4588 Teviot Place
  North, Vancouver, BC,
  Canada V7R 4M5
Kenneth F. Fitzpatrick*                        1,000,000(4)               1.5%
  709 Park Lane
  Santa Barbara, CA.  93108
Venture Investment Group                      10,877,920(5)              15.3%
Riva Caccia 1A
  Lugano, Switzerland
888258 Ontario Ltd.                           13,206,000(6)              17.2%
  470 Newlands Drive
  W. Vancouver, BC.
All directors and executive
  officers as a group                        113,183,000(7)              70.8%
------------------
          *       Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

         (1) Based upon 65,801,194 shares of common stock outstanding on August 31, 2001, but does not take into consideration stock options owned by certain officers, directors and/or principal shareholders entitling the holders to purchase an aggregate of 99,528,960 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, 165,330,154 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the
                  Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of March 15, 2001 and assumes the exercise of stock options held by such person (but not by anyone else) and exercisable within sixty days.

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

         (5) Includes 5,438,960 warrants exercisable at various prices and expiring during the period September 1, 2004 and December 1, 2005. G. Brian Longpre, Lugano, Switzerland, formerly of Nassau, Bahamas, is the nominee of record for Venture Investment Group.

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

         On April 1, 2001, the Company entered into a consulting agreement with Willabeth Capital Corporation, a private company owned by Mr. William Baker, a related party, for the advisory and management services of Mr. Baker in connection with his position as President and Chief Financial Officer of the Company. The agreement expires on March 31, 2002 and may be extended with the mutual consent of both parties. The Company compensates Mr. Baker $11,000 a month for services.

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

         The Company occupies facilities in Vancouver, B.C. that are leased from Pulverizer Systems, Inc. ("Pulverizer"), a subsidiary of Tessier. Pulverizer also provides certain bookkeeping and accounting services to the Company on a contract basis. Craig J. Bampton, former Vice President and director of the Company, is also Vice President of Tessier and President of Pulverizer.

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

         On January 3, 2000, the directors of the Company authorized a convertible debenture for up to $500,000 to VanAus Investments Ltd. ("VanAus") with respect to prospective funds to be advanced to the Company in the first quarter of 2000. On April 3, 2000, the Company issued an interest-bearing debenture for $ 324,488 to VanAus, not including accrued interest of $6,752. On December 1, 2000, the Company authorized a replacement debenture for $500,000 that rescinded the prior debenture, rolled- over previously advanced funds and accrued interest and provided for the remaining balance to be forwarded to the Company within 45 days. At December 1, 2000 the total principal and interest on the debenture totaled $401,098 and VanAus effected full conversion on that day. The conversion strike price was also adjusted to reflect the closing price ($0.06) of the Company's common stock on the date of issuance. On December 4, 2000 $25,000 was further advanced by VanAus and immediately converted. In addition, $83,000 was advanced to the Company on January 8, 2001, of which $73,901 counted to toward the $5000,000 debenture limit. That amount was also converted on January 8, 2001. The total amount of shares converted against this debenture was 7,101,654 in year 2000 and 1,231,679 in year 2001.

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

         In June 1999, the Company granted an aggregate of 595,000 warrants to a group of 15 persons that had provided various services and performed certain consulting activities for the Company, including directors and officers. Of the 595,000 warrants, 545,000 "A" warrants are exercisable at forty- seven cents ($0.47) per share and 50,000 "B" warrants are exercisable at sixty-one cents ($0.61 per share). At the time of issuance of the"A" warrants, the market price of the Company's common stock was $0.47 per share, and at the time of issuance of the "B Warrants, the price was $0.61 per share. All warrants expire June 30, 2002. The following directors and officers received warrants: Kenneth Fitzpatrick (75,000 warrants exercisable at $0.47); Craig Bampton (50,000 warrants exercisable at $0.47); G. Michael Cartmel (50,000 warrants exercisable at $0.47); Alyssa Bampton (25,000 warrants exercisable at $0.47); and Arthur Rosenberg (150,000 warrants exercisable at $0.47). No warrants have been exercised as of the date hereof.

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

         In 1994, the Company entered into a verbal recurring monthly consulting agreement with Barry G. Bampton. His consulting services on behalf of the Company covered four primary categories: (i) financing activities; (ii)
identification of technology and business opportunities; (iii) promotional support; and (iv) liaison to the brokerage community. The Company was paying Mr. Bampton $12,000 per month for his services. On June 15, 2000, Mr. Bampton advised the Company that he would no longer be in a position to provide regular consulting services to the Company after June 30, 2000.

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

         Mr. Bampton was the original source in identifying on-line gaming as a viable business opportunity for the Company. He assisted in the location of prospective technology partners for the implementation of the Company's business strategy (e.g. Startnet Communications and Casino World Holdings). Mr. Bampton also assisted in uncovering prospective business alliance partners in various international jurisdictions. Further, he was instrumental in introducing the Company to several broker- dealers, many of which became market makers in the Company's common stock.

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

         The Company occupies facilities in Vancouver, B.C. that are leased from Pulverizer Systems, Inc. ("Pulverizer"), a subsidiary of Tessier. Craig J. Bampton, former Vice President and director of the Company, is also Vice President of Tessier and President of Pulverizer.

         The Company believes that the terms of the agreements and transactions depicted above are fair and reasonable and are essentially equivalent to terms that could have been negotiated with unaffiliated parties.




                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Exhibits

    Exhibit No.          Exhibit Name
    -----------          ------------
          3.1(1)  Articles of Incorporation and Amendments
          3.2(1)  By-Laws of Registrant
          4. (1) See Exhibit No. 3.1, Articles of Incorporation Article V and amendments thereto
         10.1(2)  Offer to Shareholders of Gamecasters, Inc.
         10.2(2)  Asset Usage and Revenue Share Agreement
         10.3(3)  Share Purchase Agreement
         21.1(4)  Subsidiaries
         10.1(1)  Software License Agreement

----------------

         (1)      Previously filed as Exhibit to Form 10-SB.
         (2)      Previously  filed as  Exhibit to Form 8-K dated  February  16,
                  2001
         (3)      Previously filed as Exhibit to Form 8-K dated March 8, 2001
         (4) Previously files as Exhibit to Form 10-KSB for the year ended December 31, 2001
         (b) No Form 8-K was filed for the three month period ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VENTUREQUEST GROUP, INC.


                                   BY: /S/ WILLIAM D. BAKER
                                      ---------------------
                                           William D. Baker
                                           President and Chief Executive
                                           Officer
                                           DATE:  October 19, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   BY: /S/ WILLIAM D. BAKER
                                      ---------------------
                                           William D. Baker
                                           President, Chief Financial Officer
                                           and Director
                                           Principal Accounting Officer
                                           DATE:   October 19, 2001



                                   BY:  /S/ KENNETH F. FITZPATRICK
                                      ----------------------------
                                            Kenneth F. Fitzpatrick
                                            Director
                                            DATE:  October 19, 2001



                                   BY: /S/ ERIC HUTCHINGAME
                                      ---------------------
                                           Eric Hutchingame
                                           Chairman, Chief Executive Officer
                                           and Director
                                           DATE:  October 19, 2001