Form 10QSB/A
period 2001-03-31
VENTUREQUEST GROUP INC
filed 2001-10-19
CIK 1017483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                   FORM 10-QSB

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
Yes   X   No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                       Outstanding as of March 31, 2001

         Common Stock, $.001 par value                   65,801,194

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Heading                                                                    Page
-------                                                                    ----
Item 1.  Financial Statements.................................................3

Item 2.  Management's Discussion and Analysis and Results of Operations......19

                                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................22

Item 2.  Changes In Securities and Use of Proceeds...........................22

Item 3.  Defaults Upon Senior Securities.....................................23

Item 4.  Submission of Matters to a Vote of
           Securities Holders................................................23

Item 5.  Other Information...................................................23

Item 6.  Exhibits and Reports on Form 8-K....................................24

         SIGNATURES..........................................................25

                                     PART I

Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended March 31, 2001, have been prepared by the Company.




                            VENTUREQUEST GROUP, INC.

                              FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                                   (Restated)

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Balance Sheets

As At March 31, 2001 and December 31, 2000


                                                                     March 31,     December 31,
                                                                        2001           2000
                                                                         $               $
                                                                     Unaudited
                                                                      Restated       Restated
                                                                   -------------  -------------
                                                                     (Note 13)      (Note 13)
Assets
Current
Cash and cash equivalents                                                 35,188            --
Other receivable                                                          12,418            --
Marketable securities [note 8]                                           238,977            --
                                                                   -------------  -------------
Total current assets                                                     286,583            --
                                                                   -------------  -------------
Note receivable [Note 11]                                                192,232            --
Property and equipment [note 3]                                          961,686        989,041
                                                                   -------------  -------------
                                                                       1,153,918        989,041
                                                                   -------------  -------------
Total assets                                                           1,440,501        989,041
                                                                   =============  =============
Liabilities and Shareholders' Equity
Current
Accounts payable and accrued liabilities                                 107,652            --
                                                                   -------------  -------------
Total current liabilities                                                107,652            --
                                                                   -------------  -------------
Deferred gain on sale of subsidiary [note 7]                             190,000            --
Commitments and contingencies [note 9]

Preferred stock: 20,000,000 shares authorized of $0.001 par value, 10,000,000 issued and outstanding;
Common stock: 480,000,000 shares authorized of $0.001 par value, 65,801,194 issued and outstanding:

Shareholders' equity
Common stock                                                              65,801         44,570
Preferred stock                                                           10,000            --
Additional paid-in capital                                               968,354        955,430
Retained earnings                                                         43,291        (10,959)
Minority interest                                                         55,403
                                                                   -------------  -------------
Total shareholders' equity                                             1,142,849        989,041
                                                                   -------------  -------------
Total liabilities and shareholders' equity                             1,440,501        989,041
                                                                   =============  =============



See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statement of Operations (Unaudited)

Three months ended March 31, 2001

(Comparative amounts for the three months ended March 31, 2000 are not presented as the inception date was December 12, 2000)


                                                                   Three months   From inception on
                                                                      Ended       December 12, 2000
                                                                   March 31, 2001 to March 31, 2001
                                                                         $               $
                                                                     Restated        Restated
                                                                     (Note 13)       (Note 13)
                                                                   -------------   -------------
Operating Expenses
Salaries and consulting fees                                              55,747          55,747
General and administrative expenses                                       12,874          12,874
Depreciation and amortization                                             54,675          65,634
                                                                   -------------   -------------
Operating loss for the period                                            123,296         134,255
                                                                   -------------   -------------
Other income (expense)
   Interest income                                                         2,295           2,295
   Unrealized loss on marketable securities                              (75,130)        (75,130)
   Realized gain on marketable securities                                  4,760           4,760
   Recovery of reserve for legal fees                                    100,000         100,000
   Realized gain on sale of subsidiary company [Note 7]                  147,245         147,245
                                                                   -------------   -------------
Total other income                                                       179,170         179,170
                                                                   -------------   -------------
Net income before minority interest
    and discontinued operations                                           55,874          44,915
Minority Interest                                                          4,597           4,597
                                                                   -------------   -------------
Net income before loss
    from discontinued operations                                          60,471          49,512
Loss from discontinued operations                                         (6,221)         (6,221)
                                                                   -------------   -------------
Net income for the period                                                 54,250          43,291
                                                                   =============   =============
Basic earnings per share [note 3]

- Continuing operations                                                    (0.00)          (0.00)
- Discontinued operations                                                  (0.00)          (0.00)
                                                                   -------------   -------------
   Total                                                                   (0.00)          (0.00)
                                                                   =============   =============
Weighted Average Number of Shares Outstanding                         55,137,784      37,608,920




See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity (Unaudited)

Restated (See Note 13)


                                                              Common stock            Preferred Shares       Additional
                                                        ------------------------  ------------------------    Paid In
                                                                                                              Capital
                                                          Shares       Amount       Shares       Amount
                                                             #            $            #            $            $



                                                        -----------  -----------  -----------  -----------  -----------
Incorporation, December 12, 2000
Issuance of Common shares                                44,569,515       44,570                                955,430
Net income (loss) for the period
                                                        -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2000                               44,569,515       44,570                                955,430
Common stock issued for settlement of debenture           1,231,679        1,231                                 72,669
                                                        -----------  -----------  -----------  -----------  -----------
Balance February 16, 2001 (unaudited)                    45,801,194       45,801                              1,028,099
Issuance of Common and Preferred shares and
   Preferred share purchase warrants on reverse merger   20,000,000       20,000   10,000,000       10,000      (59,745)
Net income (loss) for six months

     ended June 30, 2001 (unaudited)
                                                        -----------  -----------  -----------  -----------  -----------
Balance June 30, 2001 (unaudited)                        65,801,194       65,801   10,000,000       10,000      968,354
                                                        ===========  ===========  ===========  ===========  ===========


                                                         Minority      Retained      Total
                                                         Interest      Earnings   Shareholders'
                                                                       (Deficit)    Equity

                                                             $            $            $

                                                                       Restated    Restated
                                                                        Note 12     Note 12
                                                        -----------  -----------  -----------
Incorporation, December 12, 2000
Issuance of Common shares                                                           1,000,000
Net income (loss) for the period                                         (10,959)     (10,959)
                                                        -----------  -----------  -----------
Balance, December 31, 2000                                               (10,959)     989,041
Common stock issued for settlement of debenture                                        73,900
                                                        -----------  -----------  -----------
Balance February 16, 2001 (unaudited)                                    (10,959)   1,062,941
Issuance of Common and Preferred shares and
   Preferred share purchase warrants on reverse merger       60,000                    30,255
Net income (loss) for six months

     ended June 30, 2001 (unaudited)                         (4,597)     (54,250)      49,653
                                                        -----------  -----------  -----------
Balance June 30, 2001 (unaudited)                            55,403     (43,2917)   1,142,849
                                                        ===========  ===========  ===========




See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statement of Cash Flow (Unaudited)
Three months ended March 31, 2001

(Comparative amounts for the three months ended March 31, 2000 are not presented as the inception date was December 12, 2000)


                                                                   Three months    From inception on
                                                                      Ended        December 12, 2000
                                                                  March 31, 2001   to March 31, 2001
                                                                        $                  $
                                                                    Restated           Restated
                                                                    (Note 13)          (Note 13)
                                                                  --------------    --------------
Operating Activities
Net income for the period                                                 54,250            43,291
Adjustments to reconcile net income to
     net cash used by operating activities:
   Gain on sale of subsidiary company                                   (147,245)         (147,245)
   Minority interest                                                      (4,597)           (4,597)
   Unrealized loss on marketable securities                               75,130            75,130
   Realized gain on sale of marketable securities                         (4,760)           (4,760)
   Depreciation and amortization - continued operations                   54,675            65,634
   Recovery of reserve for legal fees                                   (100,000)         (100,000)
   Changes in non-cash working capital balances:
     Increase in accounts receivable                                      (3,542)           (3,542)
     Increase in accounts payable and accrued liabilities                 53,589            53,589
                                                                  --------------    --------------
Net cash provided (used) in operating activities                         (22,500)          (22,500)
                                                                  --------------    --------------
Investing Activities
Cash acquired on reverse merger                                           52,700            52,700
Cash disposed on sale of subsidiary company                               (1,352)           (1,352)
Proceeds on sale of marketable securities                                  6,340             6,340
                                                                  --------------    --------------
Net cash provided by investing activities                                 57,688            57,688
                                                                  --------------    --------------
Increase in cash                                                          35,188            35,188
Cash, beginning of period                                                                     --
                                                                  --------------    --------------
Cash, end of period                                                       35,188            35,188
                                                                  ==============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION                                                               $
                                                                                    --------------
NON CASH FINANCING ACTIVITIES:
Common shares issued in settlement of $73,900 debenture prior to reverse merger               --
Issuance of Common and Preferred shares and
  Preferred share purchase warrants in reverse merger less cash acquired                   $51,455
                                                                                    ==============



See accompanying notes

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001

1.  Nature of Operations

VentureQuest Group, Inc. (formerly VentureTech, Inc.) (the "Company") was incorporated under the laws of the State of Nevada. The Company is considered a development stage company because no significant revenues have been realized and planned principal operations have not yet commenced. During the period, the Company was engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino style gaming, entertainment, information and financial transaction services over the world-wide Internet. During the period, the Company sold its online casino operations and completed a reverse merger with Gamecasters, Inc. as described in
Note 2 to these financial statements.

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

Preferred share warrants are exercisable for a period of 5 years at the exercise price of $0.50 per share.

The remaining 6,000,000 of outstanding preferred shares of Gamecasters, owned by 888258 Ontario Ltd. ("888") are convertible into shares of Gamecasters common stock on a one for one basis. Gamecasters has outstanding warrants issued to 888 to acquire up to 10 Million common shares of Gamecasters. The warrants are exercisable for a period of 5 years at an exercise price of $0.01 per share.

The cost of the acquisition is the estimated fair market value of the net assets of VentureQuest acquired on February 16, 2001 and consists of:
                                                                            $

    Cash                                                                 52,700
    Marketable securities                                               315,687
    Receivables and prepaid amounts                                      27,777
    Equipment, net of accumulated depreciation of $181,026               27,318
    Accounts payable and accrued liabilities                           (319,327)
                                                                       ---------
    Total acquisition cost                                              104,155
                                                                       =========

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001

ProForma Information

During the period,  the Company  disposed  of its gaming  subsidiary,  EuroAsian
   E-Casinos International, Inc. The following pro form data for the three months ended March 31, 2001 reflects operating results for the Company as though the transaction occurred at the beginning of the period.

Revenue                                                                        0
Income from continuing operations                                       $ 65,992
Net income                                                                59,771
Income per share                                                               0
(Comparative amounts for the three months ended March 31, 2000 are not presented as the inception date was December 12, 2000)

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

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted earnings per share is not presented because of the antidilutive nature of the stock equivalents.

                                                          For three months ended
                                                              March 31,2001
                          Income (Loss)        Shares           Per Share
                             (Numerator)    (Denominator)         Amount
                         ----------------- --------------   ------------------

Continuing operations    $          60,471     55,137,784    $           0.000
Discontinued operations             (6,221)    55,137,784               (0.000)
                         ----------------                       --------------

        Total            $          54,250                      $        0.000
                         =================                      ==============


Property and Equipment

Office, gaming equipment and leasehold improvements are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation of office equipment and leasehold improvements is computed using the straight-line method over the estimated useful lives of the asset of 5 years for office and gaming equipment and 10 years for leasehold improvements. Depreciation expense for continuing operations for the period ended March 31, 2001 was $54,675.

    Property and equipment consists of the following:

    Equipment                                                     $   1,171,853
    Leasehold improvements                                               36,491
    Patents and trademarks                                                    2
    Accumulated depreciation                                           (246,660)
                                                                  -------------
    Net Property and Equipment                                    $     961,686
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

Joint Venture Accounting

The Company is currently working with APTECH Limited (APTECH) to develop a website for the online gambling portal named WinJunction. Win Junction is a private Nevada Corporation entirely owned by 888250 Ontario, Ltd. (888). 888 is controlled by Eric Hutchingame, an officer and director of the Company. If the website is determined to have future business value and is accepted by the Company and 888, then the company would receive 60% ownership of Win Junction. The Company will consolidate Win Junction in its future financial statements, provided the website is accepted by both parties. Should the parties not accept the website it is unlikely that the 60% acquisition would occur.

Software Development

The costs associated with developing software for the Company are expensed as incurred.

4.  RELATED PARTY TRANSACTIONS

During the period the Company incurred fees of $30,000 to corporation owned by a shareholder (Eric Hutchingame) for advisory services. In addition, an amount of $23,300 was due to the shareholder on account of payments made by the shareholder on behalf of the Company. In addition, the Company incurred fees for services by a corporation owned by a related party (William Baker) amounting to $13,275. At March 31, 2001, all of these amounts remained outstanding in accounts payable.

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001

5.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 2001. The Company does not have a significant established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. This will be accomplished through the use of convertible Preferred shares. Management believes the funds will more likely than not be successfully raised, but there can be no assurance of this. Additionally, the Company intends to use the marketable securities as additional cash flow. The Company expects that operations will increase in 2001, and will start to provide cash flows from operations and expansion. The Company expects that it will need $850,000 to $2,000,000 of additional funds for operations and expansion in 2001.

6.  STOCK TRANSACTIONS

In January, 2001 the Company completed an exchange of $73,900 debenture obligation into 1,231,679 Common shares.

On February 16, 2001 the Company issued 20,000,000 shares of its Common stock, 10,000,000 shares of its Preferred stock and 20,000,000 convertible Preferred share purchase warrants in exchange for all of the issued and outstanding common shares (90,000,000) of Gamecasters, Inc.

7.  DISCONTINUED OPERATIONS

On March 8, 2001 the Company sold its all of its holdings in the shares of its wholly-owned subsidiary, EuroAsian E-Casinos International, Ltd. As a result, the Company realized a gain on the sale of this discontinued operation as follows:

    Liabilities                                                   $   165,264
    Prepaid license fees                                              (16,667)
    Cash                                                               (1,352)
                                                                  -----------
    Net liabilities eliminated on deconsolidation                     147,245
    Note receivable (Note 11)                                         190,000
                                                                  -----------
    Gain on sale                                                  $   337,245
    Deferred portion of gain on sale                                  190,000
                                                                  -----------
    Net realized gain on sale of subsidiary                           147,245
                                                                  ===========

The deferred gain will amortized against future cash receipts received under the terms of the agreement, or until such time as the it is considered appropriate to recognize the balance of deferred gain in income.

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001

8.  MARKETABLE SECURITIES

The investment represents a minor ownership interest in Ocean Power Corp of less than 1% and Asian Star Developments of less than 1% as at March 31, 2001. The investments are being carried at the fair market value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As the investment is considered "trading", unrealized gains and losses on the investment are recognized as components of income.

Marketable securities include 10,000 shares of Asian Star Development and 80,500 shares of Ocean Power Corp, of which the Company's remaining cost was $43,906 and $63,645 respectively. As of March 31, 2001, the market values of the Company's investments in Asian Star Development and Ocean Power Corp were approximately $900 and $238,077 respectively.

9.  COMMITMENTS AND CONTINGENCIES

The Company currently pays a shareholder $10,000 a month for advisory services provided by the shareholder to the Company. This service agreement expires August 31, 2001 and is automatically renewed unless cancelled.

10. DILUTIVE INSTRUMENTS

A summary of the status of the Company's stock warrants and stock options as of March 31, 2001 and changes during the period ending March 31, 2001 are presented below:

                                                      Weighted       Weighted
                                                       Average       Average
                                                      Exercise      Grant Date
                                       Warrants         Price       Fair Value
                                     -------------  -------------  -------------
    Outstanding, December 31, 1999       7,294,680  $        0.26  $        0.00
    Granted                              7,201,654           0.06           0.01
    Expired/Canceled                      (120,000)          2.50
    Exercised
    Granted                              6,231,679            .06           0.01
                                     -------------  -------------  -------------

    Outstanding, March 31, 2001         20,608,013  $        0.16  $        0.00
                                     =============  =============  =============

    Exercisable,  March 31, 2000        16,858,013  $        0.16  $        0.00
                                     =============  =============  =============

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001

The total amount of outstanding stock warrants and options at March 31, 2001 is summarized as follows:

      Shares         Price     Expiration
    -----------   -----------  -----------
        675,000   $      0.25  December 29, 2001
        120,000   $      0.50  December 29, 2001
         50,000   $      0.61  June 3, 2002
        545,000   $      0.47  June 30, 2002
        360,000   $      0.28           -
        825,000   $      0.44  January 27, 2002
        100,000   $      0.20  January 3, 2004
      4,599,680   $      0.20  September 1, 2004
      6,684,987   $      0.06  December 1, 2005
        416,667   $      0.06  December 4, 2005
      1,231,679   $      0.06  January 6, 2006
      5,000,000*  $      0.06  February 1, 2006
    -----------
     20,608,013   *Options issued pursuant to the Company's stock option plan
    ===========

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

11. NOTE RECEIVABLE

On March 8, 2001, the Company irrevocably sold its wholly-owned subsidiary EuroAsian E-Casinos International, Ltd. ("EuroAsian") to Nexus Marketing, Inc. for $190,000. Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance bearing interest at 10 percent per year compounded semi-annually plus a percentage of the gross revenues generated by EuroAsian for the next 5 years. All operations of EuroAsian were reclassified as discontinued and the assets and liabilities deconsolidated from the accounts of the Company.


A summary of the discontinued operations is presented as follows:

                                                     February 17, 2001 to
                                                       March 8, 2001

     Revenue                                            $     2,983
     Discounts and gaming chargebacks                        (6,621)
     Interest                                                  (500)
     Depreciation                                            (2,083)
                                                        ------------
                                                        $    (6,221)

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001

12. SUBSEQUENT EVENTS

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

13. RESTATED FINANCIAL STATEMENTS

The following is the reconciliation of the March 31, 2001 consolidated financial statements as originally reported to the restated March 31, 2001 consolidated financial statements:


                                                         B - A =C
                                       As Reported    As Adjusted     Difference       See Notes
                                            A               B             C              Below
                                     --------------  --------------  --------------  --------------
                                                        Balance Sheet
Other receivables                    $        9,231  $       12,418  $        3,187               7
Property and equipment                    1,022,645         961,686         (60,959)              1
Accounts payable                             98,944         107,652           8,708               7
Reserve for legal fees                       75,000                         (75,000)              2
Deferred gain on sale of subsidiary                         190,000         190,000               3
Retained earnings                           221,440          43,291        (178,149)              4
Minority interest                            58,734          55,403          (3,331)              5

                                                   Statement of Operations

Salaries and consulting fees                 45,789          55,747           9,958               7
General and administrative                   17,310          12,874          (4,436)              7
Depreciation and amortization                 4,675          54,675          50,000               1
Realized gain on sale of subsidiary         337,245         147,245        (190,000)              3

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Three months ended March 31, 2001


                                                   Statement of Cash Flow

Recovery of reserve for legal fees                         (100,000)        100,000               6
Increase in accounts receivable             (28,130)         (3,542)        (24,588)              6
Increase in accounts payable and            257,802          53,589        (204,213)              6
accrued liabilities
Marketable securities acquired in           315,687                        (315,687)              6
reverse takeover
Equipment and intangible assets             (27,318)                        (27,318)              6
acquired in reverse takeover
Cash acquired on reverse merger                              52,700          52,700               6

Notes To Restated Financial Statements:

1. Difference represents the recognition of depreciation on equipment owned by Gamecasters, Inc. from the date the equipment was acquired as opposed to the date revenue was recognized from its use.

2. The difference represents a recapture of the reserve for legal fees which was originally set up in December 31, 1998 and which is no longer required.

3. The difference occurs due to a decision to defer the unpaid portion of the gain on sale of subsidiary and to recognize this unpaid portion when it is actually received.

4. The difference is represented by the increased depreciation and the reduction of the gain on sale of subsidiary.

5. The difference occurs due to the reduction of the net income resulting from the increased depreciation and the reduction of the gain on sale of subsidiary.

6. The differences represent a revised presentation of the items effected by the reverse merger in order to conform to SFAS 95.

7. The difference represents amounts not previously recorded, and reallocations made between salaries and consulting fees and general and administrative expenses

Item 2.  Management's Discussion and Analysis or Plan of Operations

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

         In the past, the Company has not established a source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to seek additional financing through private placements of its securities, although there can be no assurance that the Company will be successful in any such funding. The Company anticipates that it will begin to realize cash flows from its interactive entertainment operations during fiscal 2001 and that it expects to need from $850,000 to $2,000,000 of funds for operations and expansion in 2001. However, unless the Company is able to generate revenues and/or raise sufficient capital to finance its operations in 2001, there is substantial doubt about its ability to continue as a going concern.

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

         The Company's loss from operations for the first quarter of 2001 was $123,296. No operating revenue was recorded for the period as the interactive entertainment assets of Gamecasters were not put into service until April 1, 2001.

         General and administrative expenses for the first quarter of 2001 totaled $12,874 and salaries and consulting fees amounted to $55,747. Depreciation and amortization expense for continuing operations for first quarter of 2001 totaled $54,675. The Company anticipates that this level of depreciation and amortization will remain fairly consistent during the balance of 2001.

         The Company earned interest and dividend income of $2,295 for the first quarter of 2001, resulting primarily from the Company's note receivable with Nexus Marketing, Inc., an unrelated third party. No interest expense was recorded in the first quarter of 2001.

         During the first quarter of 2001 and subsequent to the merger with Gamecasters the Company sold certain investment securities of Ocean Power
Corporation ("PWRE") and recorded a realized gain of $4,760 at the end of the quarter on the sale. PWRE shares are traded on the Nasdaq OTC Bulletin Board and the closing price on September 28, 2001 was $2.70 per share. The Company also recorded an unrealized loss on its marketable securities of $75,130 in first quarter of 2001. The loss was attributed to the negative fluctuation in market price during the reporting period. At March 31, 2001, the Company owned 80,500 shares of Ocean Power Corporation at a market value of $237,725.

         The Company reported net income of $54,250 for the period ended March 31, 2001, primarily from a recovery of reserve for legal fees amounting to $100,000 and the realized gain on the sale of its gaming subsidiary of $147,245. The Company also recorded a loss of $6,221 from discontinued operations during the reporting period.

         The Company currently pays a shareholder, $11,000 a month for advisory services provided by the shareholder, Mr. Eric Hutchingame - the Company's Chairman and Chief Executive Officer. The service agreement expires August 31,

2001 and is automatically renewed unless canceled. Mr. Hutchingame receives no further monetary compensation for his efforts as Chairman and CEO. Mr. Hutchingame's advisory services include, but are not limited to the evaluation of strategic alliances, comparative analysis of competitors, evaluation of emerging opportunities, product and strategic planning, guidance to management and board members and promotional activities.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities and through other debt instruments, such as convertible debentures. The Company reasonably expects to continue to do so in the future. At March 31, 2001, the Company had working capital of $178,931 compared to $0 at December 31, 2000. The net increase is primarily attributed to the gain in current assets resulting from the reverse merger and acquisition of the Company by Gamecasters.

         At March 31, 2001, the Company had a note receivable of $ 192,232 representing a note due from Nexus Marketing, Inc., an unrelated company, in connection with the sale of the Company's online casino operations. Under the terms of the sales agreement, the Company has agreed to receive payment on the note based on a percentage of gross revenues generated by the former subsidiary. Also at March 31, 2001, the Company had $ 35,188 in cash compared to $ 0 at December 31, 2000. At March 31, 2001, the Company held $ 238,977 in marketable securities compared with $ 0 at December 31, 2000. The increase is due to the reverse merger and acquisition of the Company by Gamecasters.

         As of March 31, 2001, the Company had total assets of $1,440,501 and total stockholders' equity of $1,142,849 compared with total assets of $989,041 and total stockholders' equity of $989,041at December 31, 2000. Assets and stockholders' equity increased in the first three months of 2001 primarily due to the increase in current assets resulting from the reverse merger with Gamesters, Inc.

         For the three months ended March 31, 2001, cash used in operating activities totaled $22,500. This primarily resulted from the Company's operating loss during the period.

         Also during the first three months of 2001, cash provided from investing activities totaled $57,688. The results are primarily due to the sale of marketable securities and the gain in cash acquired pursuant to the reverse merger agreement. In addition, the Company recognized non-cash financing activities of $51,455 as a result of common and preferred stock issued pursuant to the reverse merger.

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

                                     PART II

Item 1.  Legal Proceedings

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened. In 1998, the Company took a reserve of $100,000 on its books against any possible litigation arising out of the termination of its licensing agreement with Casino World Holdings (CWH). In conjunction with counsel, the Company determined that this would be the expected cost of defending such a claim against the Company. Based on the subsequent opinion of legal counsel, the Company reasonably believes that it would be successful in any litigation brought by CWH and that any claims that may be brought by CWH are without merit. The Company may elect to litigate against CWH in the future to recover its prior investment, but has no immediate plans to do so. As of this date, the Company does not reasonably anticipate any future action by CWH on this matter and has consequently elected to eliminate the reserve of $100,000 in first quarter of 2001.

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

         On January 3, 2000, the directors of the Company authorized a convertible debenture for up to $500,000 to VanAus Investments Ltd. ("VanAus") with respect to prospective funds to be advanced to the Company in the first quarter of 2000. On April 3, 2000, the Company issued an interest-bearing debenture for $ 324,488 to VanAus, not including accrued interest of $6,752. On December 1, 2000, the Company authorized a replacement debenture for $500,000 that rescinded the prior debenture, rolled- over previously advanced funds and accrued interest and provided for the remaining balance to be forwarded to the Company within 45 days. At December 1, 2000 the total principal and interest on the debenture totaled $401,098 and VanAus effected full conversion on that day. The conversion strike price was also adjusted to reflect the closing price ($0.06) of the Company's common stock on the date of issuance and each share converted carries a one share warrant convertible to one common share at $06 per share. $25,000 was further advanced by VanAus and immediately converted on December 4, 2000. In addition, $83,000 was advanced to the Company on January 8, 2001, of which $73,901 counted to toward the $500,000 debenture limit. That $73,901 amount was converted on January 8, 2001. The Company used the $73,901 of proceeds in the general operation of its business.

         The total amount of shares converted against this debenture was 7,101,654 in fiscal year 2000 and 1,231,679 in fiscal year 2001. As of March 31, 2001, the original $500,000 debenture was fully converted and no warrants have been converted.

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

         In purchasing 40% of Gamecasters preferred stock, the Company acquired 4,000,000 shares of outstanding Gamecasters preferred stock from Eric Hutchingame, presently Chief Executive Officer of Gamecasters and Chief Executive Officer of the Company and Chairman of the Company's Board of Directors. The preferred shares were acquired in exchange for the assignment to Mr. Hutchingame of all Cyberdome Entertainment Inc.'s indebtedness to the Company, totaling approximately $235,000. Following the closing of the acquisition, there will remain outstanding 6,000,000 shares of Gamecasters preferred stock, which shares shall be convertible into shares of the Company's common stock on a one share for one share basis. Also, Gamecasters has outstanding stock purchase warrants, issued to 888258 Ontario Ltd., a company owned by Mr. Hutchingame and his family, to acquire up to 10,000,000 shares of Gamecasters common stock for the exercise price of $0.001 per share.

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

         On April 30, 2001, the Company canceled its revenue sharing agreement with Cyberdome Entertainment, Inc. and on May 1, 2001 assumed full responsibility for operating the Cyberdome Family Entertainment Centre in Ottawa, Ontario. The canceled revenue sharing agreement would have resulted in the Company receiving a net 50% share of revenue from the facility operations whereas the Company will now receive 100% of the revenue as a result of taking over all operations of the Cyberdome facility.

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

                                    VENTUREQUEST GROUP, INC.



Date:  October 19, 2001             By: /S/ WILLIAM D. BAKER
                                        --------------------
                                            William D. Baker
                                            President, C.F.O. and Director
                                            (Principal Accounting Officer)



Date:  October 19, 2001             By: /S/ ERIC HUTCHINGAME
                                        --------------------
                                            Eric Hutchingame
                                            Chairman, Chief Executive Officer
                                            and Director