Form 10QSB/A
period 2001-06-30
VENTUREQUEST GROUP INC
filed 2001-10-19
CIK 1017483

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
Yes   X   No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                    Outstanding as of June 30, 2001
                   -----                    -------------------------------

         Common Stock, $.001 par value                 65,801,194

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Heading                                                                   Page
-------                                                                   ----
Item 1.  Financial Statements................................................3

Item 2.  Management's Discussion and Analysis and Results of Operations.....19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................22

Item 2.  Changes In Securities and Use of Proceeds..........................23

Item 3.  Defaults Upon Senior Securities....................................23

Item 4.  Submission of Matters to a Vote of
           Securities Holders...............................................23

Item 5.  Other Information..................................................23

Item 6.  Exhibits and Reports on Form 8-K...................................23

         SIGNATURES.........................................................24

                                     PART I

Item 1.                    Financial Statements

         The following unaudited Financial Statements for the period ended June 30, 2001, have been prepared by the Company.




                            VENTUREQUEST GROUP, INC.

                              FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
As at June 30, 2001 and December 31, 2000


                                                                       June 30,   December 31,
                                                                         2001         2000
                                                                     (Unaudited)
                                                                          $             $
                                                                       Restated     Restated
                                                                       Note 12      Note 12
                                                                     -----------  -----------
Assets
Current
Cash and cash equivalents                                                 11,587         --
Other receivable                                                          11,233         --
Marketable securities [note 8]                                           178,770         --
                                                                     -----------  -----------
Total current assets                                                     201,590         --
                                                                     -----------  -----------
Note receivable [note 7]                                                 195,082         --
Property and equipment [note 3]                                        1,016,318      989,041
                                                                     -----------  -----------
                                                                       1,211,400         --
                                                                     -----------  -----------
Total assets                                                           1,412,990      989,041
                                                                     ===========  ===========
Liabilities and Shareholders' Equity
Current
Accounts payable and accrued liabilities [notes 3 and 4]                 276,082         --
                                                                     -----------  -----------
Total current liabilities                                                276,082         --

Deferred gain on disposition of subsidiary company [note 7]              190,000         --
Commitments and contingencies [note 11]
                                                                         466,082         --
                                                                     -----------  -----------
Shareholders' equity
Preferred stock: 20,000,000 shares authorized of $0.001 par value,
10,000,000 issued and outstanding;
Common stock: 480,000,000 shares authorized of $0.001 par value,
65,801,194 issued and outstanding:
Common stock [note 6]                                                     65,801       44,570
Preferred stock [note 6]                                                  10,000         --
Additional paid-in capital                                               968,354      955,430
Retained earnings (deficit)                                             (150,597)    (10,959)
Minority interest                                                         53,350        --
                                                                     -----------  -----------
Total shareholders' equity                                               946,908      989,041
                                                                     -----------  -----------
Total liabilities and shareholders' equity                             1,412,990      989,041
                                                                     ===========  ===========



See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statement of Operations (Unaudited)


                                                           Three         Six         From
(Comparative amounts for the three and six                 months       months    inception on
months ended June 30, 2000 are not presented               ended        ended     December 12,
as the inception date was December 12, 2000)              June 30,     June 30,     2000 to
                                                            2001         2001      June 30,
                                                                                     2001
                                                             $            $            $
                                                          Restated     Restated     Restated
                                                           Note 12      Note 12     Note 12
                                                        -----------  -----------  -----------
Revenues                                                     96,150       96,150       96,150
Operating Expenses                                      -----------  -----------  -----------
Cost of sales                                                 3,865        3,865        3,865
Salaries and consulting fees                                128,164      183,911      183,911
General and administrative expenses                          88,280      101,154      101,154
Depreciation and amortization                                61,308      115,983      126,942
                                                        -----------  -----------  -----------
Total operating expenses                                    281,617      404,913      415,872
                                                        -----------  -----------  -----------
Loss from operations                                        185,467      308,763      319,722
                                                        -----------  -----------  -----------
Other income (expense)
   Interest income                                            2,895        5,190        5,190
   Unrealized loss on marketable securities                 (46,767)    (121,897)    (121,897)
   Realized gain on marketable securities                    33,398       38,158       38,158
   Recovery of reserve for legal fees                                    100,000      100,000
    Realized gain on sale of subsidiary company [Note*]                  147,245      147,245
                                                        -----------  -----------  -----------
Total other income (expense)                                (10,474)     168,696      168,696
                                                        -----------  -----------  -----------
Loss before minority interest and

   discontinued operations                                  195,941      140,067      151,026

Minority interest                                            (2,053)      (6,650)      (6,650)
                                                        -----------  -----------  -----------
Loss before loss from discontinued operations               193,888      133,417      144,376
Loss from discontinued operations                              --          6,221        6,221
                                                        -----------  -----------  -----------
Net loss for the period                                     193,888      139,638      150,597
                                                        ===========  ===========  ===========
Basic earnings per share [note 3]

 - Continuing operations                                      (0.00)       (0.00)       (0.00)
 - Discontinued operations                                    (0.00)       (0.00)       (0.00)
                                                        -----------  -----------  -----------
Total                                                         (0.00)       (0.00)       (0.00)
                                                        -----------  -----------  -----------
Weighted Average Number of
Shares Outstanding                                       65,801,194   60,498,946   37,608,920
                                                        ===========  ===========  ===========



See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity


                                                              Common stock            Preferred Shares       Additional
                                                        ------------------------  ------------------------    Paid In
                                                                                                              Capital
                                                          Shares       Amount       Shares       Amount
                                                             #            $            #            $            $



                                                        -----------  -----------  -----------  -----------  -----------

Incorporation, December 12, 2000
Issuance of Common shares                                44,569,515       44,570                                955,430
Net income (loss) for the period
                                                        -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2000                               44,569,515       44,570                                955,430
Common stock issued for settlement of debenture           1,231,679        1,231                                 72,669
                                                        -----------  -----------  -----------  -----------  -----------
Balance February 16, 2001 (unaudited)                    45,801,194       45,801                              1,028,099
Issuance of Common and Preferred shares and
   Preferred share purchase warrants on reverse merger   20,000,000       20,000   10,000,000       10,000      (59,745)
Net income (loss) for six months

     ended June 30, 2001 (unaudited)                                                                             (6,650)
                                                        -----------  -----------  -----------  -----------  -----------
Balance June 30, 2001 (unaudited)                        65,801,194       65,801   10,000,000       10,000      968,354
                                                        ===========  ===========  ===========  ===========  ===========


                                                         Minority      Retained      Total
                                                         Interest      Earnings   Shareholders'
                                                                       (Deficit)    Equity

                                                             $            $            $

                                                                       Restated    Restated
                                                                        Note 12     Note 12
                                                        -----------  -----------  -----------
Incorporation, December 12, 2000
Issuance of Common shares                                                           1,000,000
Net income (loss) for the period                                         (10,959)     (10,959)
                                                        -----------  -----------  -----------
Balance, December 31, 2000                                               (10,959)     989,041
Common stock issued for settlement of debenture                                        73,900
                                                        -----------  -----------  -----------
Balance February 16, 2001 (unaudited)                                    (10,959)   1,062,941
Issuance of Common and Preferred shares and
   Preferred share purchase warrants on reverse merger       60,000                    30,255
Net income (loss) for six months

     ended June 30, 2001 (unaudited)                       (139,638)    (146,288)
                                                        -----------  -----------  -----------
Balance June 30, 2001 (unaudited)                            53,350     (150,597)     946,908
                                                        ===========  ===========  ===========



See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flow (Unaudited)


                                                                                     From
(Comparative amounts for the six months ended                            Six     inception on
June 30, 2000 are not presented as the inception                        months    December 12,
date was December 12, 2000)                                             ended       2000 to
                                                                       June 30,     June 30,
                                                                         2001         2001
                                                                           $            $
                                                                     -----------  -----------
                                                                       Restated    Restated
                                                                        Note 12     Note 12
Operating Activities
Net income (loss) for the period                                        (139,638)    (150,597)
Adjustments to reconcile net income
to net cash used by operating activities:
   Gain on sale of subsidiary company                                   (147,245)    (147,245)
   Recovery of reserve for legal fees                                   (100,000)    (100,000)
   Minority interest                                                      (6,650)      (6,650)
   Unrealized loss on marketable securities                              121,897      121,897
   Realized gain on sale of marketable securities                        (38,158)     (38,158)
   Depreciation and amortization                                         115,983      126,942
   Changes in non-cash working capital balances:
     Increase in accounts receivable                                      (5,205)      (5,205)
     Increase in accounts payable and accrued liabilities                167,307      167,307
                                                                     -----------  -----------
Net cash provided by (used in) operating activities                      (31,709)     (31,709)
                                                                     -----------  -----------
Investing Activities
Cash acquired on reverse merger                                           52,700       52,700
Cash disposed on sale of subsidiary company                               (1,352)       (1352)
Proceeds on sale of marketable securities                                 53,180       53,180
Capitalized costs of lease assigned (Note 3)                             (40,941)     (40,941)
                                                                     ===========  ===========
Net cash provided by (used in) investing activities                       63,587       63,587
                                                                     -----------  -----------
FINANCING ACTIVITIES:
Reduction of liabilities assumed under
  lease assignment agreement                                             (20,291)     (20,291)
                                                                     -----------  -----------
Net cash provided by (used in) financing activities                      (20,291)     (20,291)
                                                                     -----------  -----------
Increase (decrease) in cash                                               11,587       11,587
Cash, beginning of period                                                   --           --
                                                                     -----------  -----------
Cash, end of period                                                       11,587       11,587
                                                                     ===========  ===========



See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flow (Unaudited)

                                                                                                   From
                                                                                      Six       inception
(Comparative amounts for the six months ended                                        months    December 12,
June 30, 2000 are not presented as the inception                                     ended       2000 to
date was December 12, 2000)                                                         June 30,     June 30,
                                                                                      2001         2001
                                                                                        $           $
                                                                                  -----------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION

NON CASH FINANCING ACTIVITIES:
Common shares issued in settlement of $73,900 debenture
    prior to reverse merger                                                               --           --
Issuance of Common and Preferred shares and
Preferred share purchase warrants in reverse merger less cash acquired            $    51,455       51,455
Liabilities assumed under lease acquisition agreement                                  75,000       75,000
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

The cost of the acquisition is the estimated fair market value of the net assets of VentureQuest acquired on February 16, 2001 and consists of:
                                                                           $

    Cash                                                                 52,700
    Marketable securities                                               315,687
    Receivables and prepaid amounts                                      27,777
    Equipment, net of accumulated depreciation of $181,026               27,318
    Accounts payable and accrued liabilities                           (319,327)
                                                                     -----------
    Total acquisition cost                                              104,155
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

Unaudited financial statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted earnings per share is not presented because there is no material difference to the calculation.
                                                                  Loss Per Share
                             (Numerator)        (Denominator)        Amount

Continuing operations        $     193,888        65,801,194    $         0.00
Discontinued operations                 --        65,801,194              0.00
                             -------------                      --------------
Three months ended June 30   $     193,888                      $         0.00
                             =============                      ==============

Continuing operations        $     133,417        60,498,946    $         0.00
Discontinued operations              6,221        60,498,946              0.00
                             -------------                      --------------
Six months ended June 30     $     139,638                      $         0.00
                              ============                      ==============

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

Depreciation and amortization expense for continuing operations for the three months ended June 30, 2001 and six months ended June 30, 2001 was $61,308 and $115,983 respectively.

    Property and equipment consists of the following:

    Equipment                                           $ 1,171,853
    Leasehold improvements                                   36,491
    Patents and trademarks                                        2
    Lease assignment agreement                              115,941
    Accumulated depreciation                               (307,969)
                                                        -----------
    Net Property and Equipment                          $ 1,016,318
                                                        ===========

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

4.  RELATED PARTY TRANSACTIONS

During the period the Company incurred fees of $60,000 due to a corporation related to a shareholder (Eric Hutchingame) and $30,000 to the corporation owned by a related party (William Baker) for advisory services. Accounts payable includes $90,711 owing to a corporation related to the shareholder and 31,409 due to a corporation owned by the related party.

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

7.  DISCONTINUED OPERATIONS AND NOTE RECEIVABLE

On March 8, 2001 the Company sold all of its holdings in the shares of its wholly-owned subsidiary, EuroAsian E-Casinos International, Ltd. As a result, the Company has recorded a deferred gain on the sale of this discontinued operation as follows:

    Liabilities                                         $   165,264
    Prepaid license fees                                    (16,667)
    Cash                                                     (1,352)
                                                        -----------
    Net liabilities eliminated on deconsolidation           147,245
    Note receivable from Nexus Marketing Inc.               190,000
                                                        -----------
    Gain on sale                                        $   337,245
    Deferred portion of gain on sale                    $   190,000
                                                        -----------
    Net realized gain on sale of subsidiary             $   147,245
                                                        ===========

The deferred gain will amortized against future cash receipts received under the terms of the agreement, or until such time as the it is considered appropriate to recognize the balance of deferred gain in income.

Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance bearing interest at 10 percent per year compounded semi-annually plus a percentage of the gross revenues generated by EuroAsian for the next 5 years. Accrued interest as at June 30, 2001 was $5,082.

All operations of EuroAsian were reclassified as discontinued and the assets and liabilities deconsolidated from the accounts of the Company. A summary of the discontinued operations is presented as follows:
                                                    February 17, 2001 to
                                                      March 8, 2001

    Revenue                                             $     2,983
    Discounts and gaming charge-backs                        (6,621)
    Interest                                                   (500)
    Depreciation                                             (2,083)
                                                        -----------
                                                        $    (6,221)

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Six months ended June 30, 2001

8.  MARKETABLE SECURITIES

The investment represents a minor ownership interest in Ocean Power Corp of less than 1% and Asian Star Developments of less than 1% as at June 30, 2001. The investments are being carried at fair market value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As the investment is considered "trading", unrealized gains and losses on the investment are recognized as components of income.

Marketable securities include 10,000 shares of Asian Star Development and 63,500 shares of Ocean Power Corp, of which the Company's remaining cost was $43,906 and $50,205 respectively. As of June 30, 2001, the market values of the Company's investments in Asian Star Development and Ocean Power Corp were approximately $900 and $177,870 respectively.

9.  DILUTIVE INSTRUMENTS

A summary of the status of the Company's stock warrants and stock options as of March 31, 2001 and June 30, 2001 and changes during the six months ending June 30, 2001 are presented below:
                                                    Weighted      Weighted
                                   Options and      Average        Average
                                     Warrants        Price        Fair Value

Outstanding, December 31, 2000       14,376,334  $        0.16  $        0.00
Granted                               6,231,679           0.06           0.01

Outstanding, June 30, 2001           20,608,013  $        0.16  $        0.00
                                  =============  =============  =============

Exercisable,  June 30, 2000          16,858,013  $        0.16  $        0.00
                                  =============  =============  =============

The total amount of outstanding stock warrants and options at June 30, 2001 is summarized as follows:

       Shares            Price       Expiration
    ---------------     ------    -----------------
        675,000         $ 0.25    December 29, 2001
        120,000         $ 0.50    December 29, 2001
         50,000         $ 0.61    June 3, 2002
        545,000         $ 0.47    June 30, 2002
        360,000         $ 0.28     -
        825,000         $ 0.44    January 27, 2002
        100,000         $ 0.20    January 3, 2004
      4,599,680         $ 0.20    September 1, 2004
      6,684,987         $ 0.06    December 1, 2005
        416,667         $ 0.06    December 4, 2005
      1,231,679         $ 0.06    January 6, 2006
      5,000,000*        $ 0.06    February 1, 2006
    -----------
     20,608,013    (*Options issued pursuant to the Company's stock option plan)
    ===========

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

11. COMMITMENTS AND CONTINGENCIES

The Company currently pays a corporation owned by a shareholder $11,000 a month for advisory services provided by the shareholder to the Company. This service agreement expires August 31, 2001 and is automatically renewed unless cancelled. In addition, the Company pays a corporation owned by a related party $11,000 per month for consulting services. This service agreement expires March 31, 2002 and is automatically renewed unless cancelled.

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

12 - RESTATED FINANCIAL STATEMENTS

The following is the reconciliation of the June 30, 2001 consolidated financial statements as originally reported to the restated June 30, 2001 consolidated financial statements:


                                                           B - A = C

                                   As Reported    As Adjusted     Difference     See Notes
                                        A             B                C          Below
                                  -------------  -------------  -------------  -------------
                                               Balance Sheet As At June 30, 2001
Deferred gain on sale of                               190,000        190,000              1
subsidiary
                                  -------------  -------------  -------------  -------------
Retained earnings                     1,068,354        968,354       (100,000)             2
                                  -------------  -------------  -------------  -------------
Deferred gain on sale of                337,245        147,245       (190,000)             1
subsidiary
                                  -------------  -------------  -------------  -------------
                                   Statement of Operations - Six Months Ended June 30, 2001

Recovery of reserve for legal fees          Nil        100,000        100,000              2
                                  -------------  -------------  -------------  -------------
Realized gain on sale of                    Nil        147,245        147,245              3
subsidiary company
                                  -------------  -------------  -------------  -------------
                                                 Notes to Financial Statements

Note 2 - Acquisition Cost               204,155        104,155       (100,000)             4

                                  -------------  -------------  -------------  -------------

Notes:

1. The difference occurs due to a decision to defer the unpaid portion of the gain and to recognize this unpaid portion when it is actually received.
2. he difference represents a write-off of the reserve for legal fees which was originally set up in December 31, 1998 and which is no longer required.
3. The full amount of the gain had been deferred. In the restated statement of operations, the realized portion of the gain has now been included and the unrealized portion, representing the amount not yet received, has been deferred.
4. The difference relates to the reserve for legal fees which were considered to have been recovered in 2000 and which are now being recovered in the first quarter of 2001.

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

         On March 8, 2001, the Company sold E-Casinos International to Nexus Marketing, Inc. for $350,000 less accounts payable and accrued liabilities of $160,000. Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance based on a percentage of gross revenues generated by E-Casinos International. The $190,000 was recorded as a deferred gain on disposition of a subsidiary company and revenue will be recognized in the future as funds are received by the Company.

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

         In the past, the Company has not established a source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to seek additional financing through private placements of its securities, although there can be no assurance that the Company will be successful in any such funding. The Company has begun to realize cash flows from its interactive entertainment operations during the second quarter of 2001 and it expects to need from $600,000 to $1,750,000 of funds for operations and expansion in 2001. However, unless the Company is able to generate revenues and/or raise sufficient capital to finance its operations in 2001, there is substantial doubt about its ability to continue as a going concern.

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

         Gamecasters, the Company's primary operating subsidiary, was created in December 2000 and, accordingly, conducted only limited operations during the first three months of 2001. The Company began recognizing revenue from Gamecasters' operations in April 2001. Gamecasters owns a variety of virtual reality simulators, video gaming equipment, certain intellectual property rights and proprietary CyberTrak software technology designed for use in industries where it can replace coin-operated devices and transform them into networked devices. The Company is currently focused on introducing its coin- operated replacement system in Family Entertainment Centers ("FEC's"), other amusement centers and theme parks. Gamecasters also owns restaurant equipment, computer equipment, sound equipment, laser tag arena equipment and card reader equipment. The equipment is currently located in an FEC in Ottawa, Ontario, Canada that also acts as the Company's test site for its Cybertrak network and management system.

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

         The Company earned interest and dividend income of $2,895 and $5,190 for the second quarter and first half of 2001, respectively, resulting primarily from the Company's note receivable with Nexus Marketing, Inc., an unrelated third party. No interest expense was recorded in the second quarter or first half of 2001.

         During the second quarter of 2001, the Company sold certain investment securities of Ocean Power Corporation ("PWRE") and recorded a realized gain of $33,398 at the end of the quarter on the sale. For the first half of 2001, the Company recorded a total realized gain of $ 38,158 on the sale of PWRE securities. The Company also recorded an unrealized loss on its marketable securities of $46,767 in second quarter of 2001. Total unrealized loss on the Company's marketable securities totaled $121,897 for the first half of 2001. The loss was attributed to the negative fluctuation in market price during the
reporting period.   At June 30, 2001, the Company owned 63,500 shares of PWRE
with a market value of $177,800.

         The Company reported a net loss of $193,888 and $139,638 for the three and six month period ended June 30, 2001, primarily attributed to the increase in operating expenses resulting from the commencement of the Company's interactive amusement operations and the unrealized losses recorded by the Company on its marketable securities. Without the addition of other transaction-based revenue opportunities, the Company anticipates that it will continue to incur losses throughout the balance of the 2001 fiscal year.

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

         At June 30, 2001, the Company had a note receivable of $195,082 representing a note due from Nexus Marketing, Inc., an unrelated company, in connection with the sale of the Company's online casino operations. Under the terms of the sales agreement, the Company has agreed to receive payment on the note based on a percentage of gross revenues generated by the former subsidiary. Also, at June 30, 2001, the Company had $11,587 in cash compared to $0 at December 31, 2000. At June 30, 2001, the Company held $178,770 in marketable securities compared with $0 at December 31, 2000. The increases are due to the reverse merger and acquisition of the Company by Gamecasters.

         As of June 30, 2001, the Company had total assets of $1,412,990 and total stockholders' equity of $946,908 compared with total assets of $989,041 and total stockholders' equity of $989,041 at December 31, 2000. Assets increased in the first six months of 2001 primarily due to the increase in current assets resulting from the reverse merger with Gamesters and the addition of the note receivable from Nexus Marketing Inc. Stockholders' equity declined primarily due to the net loss incurred during the reporting period.

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

         During the remainder of fiscal year 2001, the Company anticipates meeting its cash and working capital needs primarily from private sale of its shares or convertible instruments, the sale of its marketable securities and revenues generated from operations.

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

         On April 1, 2001, the Company entered into a consulting agreement with Willabeth Capital Corporation, a private company owned by Mr. William Baker, a related party, for the advisory and management services of Mr. Baker in connection with his position as President and Chief Financial Officer of the Company. The agreement expires on March 31, 2002 and may be extended with the mutual consent of both parties. The Company compensates Mr. Baker $10,000 a month for services and an additional $1,000 for related expenses.

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