Form 10QSB
period 2001-09-30
VENTUREQUEST GROUP INC
filed 2001-11-19
CIK 1017483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to
                                             ----------    -----------

                         Commission File Number 1-15679

                            VENTUREQUEST GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                       Nevada                                     87-0462258
                       ------                                     ----------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         1055 West 14th Street, Suite 500, North Vancouver, B.C. V7P 3P2
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (604) 990-9889

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                   Outstanding as of September 30, 2001
                    -----                   ------------------------------------
         Common Stock, $.001 par value                 65,801,194

                                                 TABLE OF CONTENTS

Heading                                                                                           Page
-------                                                                                           ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................      3

Item 2.  Management's Discussion and Analysis and Results of Operations........................     20

                                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................     24

Item 2.  Changes In Securities and Use of Proceeds.............................................     24

Item 3.  Defaults Upon Senior Securities.......................................................     24

Item 4.  Submission of Matters to a Vote of
           Securities Holders..................................................................     24

Item 5.  Other Information.....................................................................     24

Item 6.  Exhibits and Reports on Form 8-K......................................................     25

         SIGNATURES............................................................................     26

                                     PART I

Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended September 30, 2001, have been prepared by the Company.




                            VENTUREQUEST GROUP, INC.

                              FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000


VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
As at September 30, 2001 and December 31, 2000

------------------------------------------------------------------------------------------------------------------
                                                              September 30, 2001      December 31, 2000
                                                                     (Unaudited)
                                                                           $                $
------------------------------------------------------------------------------------------------------------------
Assets
Current
Cash and cash equivalents                                                  9,437               --
Other receivable                                                          23,263               --
Marketable securities [note 8]                                           128,890               --
------------------------------------------------------------------------------------------------------------------
Total current assets                                                     161,590               --
------------------------------------------------------------------------------------------------------------------

Note receivable [note 7]                                                 197,932               --
Property and equipment [note 3]                                          953,130          989,041
------------------------------------------------------------------------------------------------------------------
                                                                       1,151,062               --
------------------------------------------------------------------------------------------------------------------

Total assets                                                           1,312,652          989,041
------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current
Accounts payable and accrued liabilities [note 3]                        141,876               --
------------------------------------------------------------------------------------------------------------------
Due to officers and directors [note 4]                                   233,864
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                375,740               --

Deferred gain on disposition of subsidiary company [note 7]              190,000               --
------------------------------------------------------------------------------------------------------------------
Commitments and contingencies [note 11]
                                                                         565,740               --
------------------------------------------------------------------------------------------------------------------

Shareholders' equity
Preferred stock: 20,000,000 shares authorized of $0.001 par value,
 10,000,000 issued and outstanding;
Common stock: 480,000,000 shares authorized of $0.001 par value,
 65,801,194 issued and outstanding:
Common stock [note 6]                                                     65,801           44,570
Preferred stock [note 6]                                                  10,000               --
Additional paid-in capital                                               968,354          955,430
Retained earnings (deficit)                                             (346,511)         (10,959)
Minority interest                                                         49,268               --
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                               746,912          989,041
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             1,312,652          989,041
------------------------------------------------------------------------------------------------------------------

See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statement of Operations (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                              Three           Nine           From
(Comparative amounts for the three and nine                  months         months   inception on
months ended September 30, 2000 are not presented             ended          ended   December 12,
as the inception date was December 12, 2000)          September 30,  September 30,        2000 to
                                                               2001           2001  September 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                             2001
                                                                  $             $              $
-------------------------------------------------------------------------------------------------------------------
Revenues                                                      130,639       226,789       226,789
-------------------------------------------------------------------------------------------------------------------
Operating Expenses
Cost of sales                                                   3,826         7,692         7,692
Salaries and consulting fees                                  140,029       323,940       323,940
General and administrative expenses                           116,879       218,033       218,033
Depreciation and amortization                                  62,184       178,167       189,126
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      322,918       727,832       738,791
-------------------------------------------------------------------------------------------------------------------
Loss from operations                                         (192,279)     (501,043)     (512,002)
-------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest income                                              2,856         8,047         8,047
   Unrealized loss on marketable securities                   (37,240)     (159,137)     (159,137)
   Realized gain on marketable securities                      26,667        64,825        64,825
   Recovery of reserve for legal fees                                       100,000       100,000
    Realized gain on sale of subsidiary company [Note 7]                    147,245       147,245
-------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                   (7,717)      160,980       160,980
-------------------------------------------------------------------------------------------------------------------
Loss before minority interest and
-------------------------------------------------------------------------------------------------------------------
   discontinued operations                                   (199,996)     (340,063)     (351,022)
-------------------------------------------------------------------------------------------------------------------
Minority interest                                               4,082        10,732        10,732
-------------------------------------------------------------------------------------------------------------------
Loss before loss from discontinued operations                (195,914)     (329,330)     (340,289)
Loss from discontinued operations                                  --         6,222         6,222
-------------------------------------------------------------------------------------------------------------------
Net loss for the period                                      (195,914)     (335,552)     (346,511)
-------------------------------------------------------------------------------------------------------------------

Basic earnings per share [note 3]
-------------------------------------------------------------------------------------------------------------------
 - Continuing operations                                        (0.00)        (0.00)        (0.00)
 - Discontinued operations                                      (0.00)        (0.00)        (0.00)
-------------------------------------------------------------------------------------------------------------------
Total                                                           (0.00)        (0.00)        (0.00)
===================================================================================================================
Weighted Average Number of
Shares Outstanding                                         65,801,194    62,285,784

See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity
(SPLIT TABLE)
-------------------------------------------------------------------------------------------------------------
                                                  Common stock            Preferred Shares       Additional
                                                                                             Paid In Capital
                                              Shares        Amount      Shares       Amount
                                                 #             $           #            $           $
-------------------------------------------------------------------------------------------------------------
Incorporation, December 12, 2000
Issuance of Common shares                   44,569,515       44,570        -            -           955,430
Net income (loss) for the period
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  44,569,515       44,570        -             -          955,430
Common stock issued for settlement
 of debenture                                1,231,679        1,231        -             -           72,669
-------------------------------------------------------------------------------------------------------------
Balance February 16, 2001 (unaudited)       45,801,194       45,801        -             -        1,028,099
Issuance of Common and Preferred shares
   and Preferred share purchase warrants
    on reverse merger                       20,000,000       20,000   10,000,000       10,000       (59,745)
Net income (loss) for nine months
-------------------------------------------------------------------------------------------------------------
     ended September 30, 2001 (unaudited)
-------------------------------------------------------------------------------------------------------------
Balance September 30, 2001 (unaudited)      65,801,194       65,801   10,000,000       10,000       968,354
-------------------------------------------------------------------------------------------------------------


                                              Minority Retained Earnings  Total
                                              Interest     (Deficit)  Shareholders'
                                                                         Equity
                                                  $            $            $
-----------------------------------------------------------------------------------
Incorporation, December 12, 2000
Issuance of Common shares                          -           -         1,000,000
Net income (loss) for the period                            (10,959)      (10,959)
-----------------------------------------------------------------------------------
Balance, December 31, 2000                         -        (10,959)      989,041
Common stock issued for settlement
 of debenture                                      -           -           73,900
-----------------------------------------------------------------------------------
Balance February 16, 2001 (unaudited)              -         10,959)    1,062,941
Issuance of Common and Preferred shares
   and Preferred share purchase warrants
    on reverse merger                           60,000         -           30,255
Net income (loss) for nine months
-----------------------------------------------------------------------------------
     ended September 30, 2001 (unaudited)      (10,732)    (335,522)     (346,284)
-----------------------------------------------------------------------------------
Balance September 30, 2001 (unaudited)          49,268     (346,511)      746,912
-----------------------------------------------------------------------------------

See accompanying notes

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flow (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                             From
(Comparative amounts for the nine months ended                               Nine    inception on
September 30, 2000 are not presented as the inception                      months    December 12,
date was December 12, 2000)                                                 ended         2000 to
------------------------------------------------------------------------------------------------------------------
                                                                    September 30,   September 30,
                                                                             2001            2001
                                                                                $            $
------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for the period                                                   (335,552)     (346,511)
Adjustments to reconcile net loss
to net cash used by operating activities:
   Gain on sale of subsidiary company                                     (147,245)     (147,245)
   Recovery of reserve for legal fees                                     (100,000)     (100,000)
   Minority interest                                                       (10,732)      (10,732)
Unrealized loss on marketable securities                                   159,137       159,137
   Realized gain on sale of marketable securities                          (64,825)      (64,825)
   Depreciation and amortization                                           178,166       189,125
   Changes in non-cash working capital balances:
     Increase in accounts receivable                                       (20,084)      (20,084)
     Increase in accounts payable and accrued liabilities                  266,966       266,966
------------------------------------------------------------------------------------------------------------------
Net cash (used) in operating activities                                    (74,169)      (74,169)
------------------------------------------------------------------------------------------------------------------

Investing Activities
Cash acquired on reverse merger                                             52,700        52,700
Cash disposed on sale of subsidiary company                                 (1,352)       (1,352)
Proceeds on sale of marketable securities                                   92,487        92,487
Purchase of fixed assets                                                    (1,992)       (1,992)
Capitalized costs of lease assigned [Note 3]                               (40,941)      (40,941)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                  100,902       100,902
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Reduction of liabilities assumed under
  lease assignment agreement                                               (17,295)      (17,295)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                                    (17,295)      (17,295)
------------------------------------------------------------------------------------------------------------------

Increase in cash                                                             9,437         9,437
Cash, beginning of period                                                       --            --
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                          9,437         9,437
------------------------------------------------------------------------------------------------------------------

VentureQuest Group, Inc. (formerly VentureTech, Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flow (Unaudited)
(CONTINUED)
------------------------------------------------------------------------------------------------------------------
                                                                                             From
                                                                             Nine       inception
(Comparative amounts for the nine months ended                             months    December 12,
September 30, 2000 are not presented as the inception                       ended         2000 to
date was December 12, 2000)                                         September 30,   September 30,
                                                                             2001            2001
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------------------------
NON CASH FINANCING ACTIVITIES:
Common shares issued in settlement of $73,900 debenture
    prior to reverse merger                                                     --            --
Issuance of Common and Preferred shares and
Preferred share purchase warrants in reverse merger less cash acquired     $51,455       $51,455
Liabilities assumed under lease acquisition agreement                      $75,000       $75,000
------------------------------------------------------------------------------------------------------------------

See accompanying notes

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

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

Gamecasters, Inc., a Nevada corporation is engaged in the business of acquiring distressed and undervalued companies that have recurring revenue streams, in order to develop these business opportunities to their full potential. The Company's primary area of interest is businesses that provide a recurring revenue stream from transactions or monthly payments. Transactions occur through the use of a wide variety of devices including, Internet access machines, Internet websites, amusement devices, cash machines, public phones, etc. and all share a common characteristic - they provide a service for a fee. Monthly payment streams arise through the provision of a service for a fixed recurring fee such as a software license or a security alarm monitoring fee.

In order to generate recurring revenue, the Company intends to become involved in a number of markets, each of which has its own unique characteristics and the potential for large numbers of transactions. In the short term, the Company intends to establish a significant position in one of these; the interactive entertainment industry. In order to create a common marketing theme, the Company intends to introduce a membership program for its customers in order to establish a permanent relationship. The program is intended to allow members to enter into a variety of transactions with various channel partners through the use of a multi-purpose membership card.

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

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

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

The cost of the acquisition is the estimated fair market value of the net assets of VentureQuest acquired on February 16, 2001 and consists of:
                                                                        $
-------------------------------------------------------------------------------
     Cash                                                            52,700
     Marketable securities                                          315,687
     Receivables and prepaid amounts                                 27,777
     Equipment, net of accumulated depreciation of $181,026          27,318
     Accounts payable and accrued liabilities                      (319,327)
-------------------------------------------------------------------------------
     Total acquisition cost                                         104,155
-------------------------------------------------------------------------------

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of VentureQuest Group, Inc. (a Nevada company) and its wholly-owned subsidiaries, Gamecasters, Inc. (a Nevada company), Gamecasters Interactive, Inc. (a Canadian company) and VentureTech Holdings Inc., (a Canadian company) as at September 30, 2001. All significant intercompany balances and transactions have been eliminated on consolidation.

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

                                                                             Loss Per Share
                                        (Numerator)       (Denominator)          Amount
                                        -----------       -------------          ------
Continuing operations                   $     195,914        65,801,194    $         0.00
Discontinued operations                            --        65,801,194              0.00
                                        -------------                      --------------
Three months ended September 30         $     195,914                      $         0.00
                                        =============                      ==============

Continuing operations                   $     329,084        62,285,784    $         0.00
Discontinued operations                         6,221        62,285,784              0.00
                                        -------------                      --------------
Nine months ended September 30          $     335,552                      $         0.00
                                         ============                      ==============

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

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

Depreciation and amortization expense for continuing operations for the three months ended September 30, 2001 and nine months ended September 30, 2001 was $62,183 and $178,166 respectively.

     Property and equipment consists of the following:
--------------------------------------------------------------------------------
     Equipment                                       $   1,173,845
     Leasehold improvements                                 36,491
     Patents and trademarks                                      2
     Lease assignment agreement                            112,944
     Accumulated depreciation                             (370,152)
                                                     -------------
     Net Property and Equipment                      $     953,130
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

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

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

Revenue Recognition

The Company recognizes revenue based on signed revenue sharing contracts wherein the amount due to the Company is calculated at the end of each month. It also recognizes revenue earned from gaming machines or restaurant operations when the services have been provided. The services are typically provided on a cash for services basis.

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTIONS

During the nine month period ending September 30, 2001, the Company incurred consulting fees of $105,630 and $58,475 of unreimbursed expenses due to a corporation related to a shareholder (Eric Hutchingame). The Company also incurred consulting fees and expenses to a corporation owned by a related party (William Baker) in the amount of $67,146. The amounts described as due to officers and directors includes the unpaid fees and expenses. No formal terms of payment have been entered into by the Company and these directors.

5.   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred operating losses from its inception through September 30, 2001. The Company does not have a significant established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. This will be accomplished through the use of convertible Preferred shares. Management believes the funds will more likely than not be successfully raised, but there can be no assurance of this. Additionally, the Company intends to use the marketable securities as additional cash flow. The Company expects that operations will increase in 2001, and will provide cash flows from operations and expansion. The Company expects that it will need $400,000 to $500,000 of additional funds for operations and expansion in 2001.

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

7.   DISCONTINUED OPERATIONS AND NOTE RECEIVABLE

On March 8, 2001 the Company sold all of its holdings in the shares of its wholly-owned subsidiary, EuroAsian E-Casinos International, Ltd. As a result, the Company has recorded a deferred gain on the sale of this discontinued operation as follows:

     Liabilities                                               $  165,264
     Prepaid license fees                                         (16,667)
     Cash                                                          (1,352)
                                                               ----------
     Net liabilities eliminated on deconsolidation                147,245
     Note receivable from Nexus Marketing Inc.                    190,000
                                                               ----------
     Gain on sale                                              $  337,245
     Deferred portion of gain on sale                          $  190,000
                                                               ----------
     Net realized gain on sale of subsidiary                   $  147,245
                                                               ==========

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

The deferred gain will amortized against future cash receipts received under the terms of the agreement, or until such time as the it is considered appropriate to recognize the balance of deferred gain in income.

Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance bearing interest at 10 percent per year compounded semi-annually plus a percentage of the gross revenues generated by EuroAsian for the next 5 years. Accrued interest as at September 30, 2001 was $7,932.

All operations of EuroAsian were reclassified as discontinued and the assets and liabilities deconsolidated from the accounts of the Company. A summary of the discontinued operations is presented as follows:
                                                   February 17, 2001 to
                                                     March 8, 2001
--------------------------------------------------------------------------------
     Revenue                                          $     2,983
     Discounts and gaming charge-backs                     (6,621)
     Interest                                                (500)
     Depreciation                                          (2,083)
                                                       -----------
                                                      $    (6,221)
8.   MARKETABLE SECURITIES

The investment represents a minor ownership interest in Ocean Power Corp of less than 1% and Asian Star Developments of less than 1% as at September 30, 2001. The investments are being carried at fair market value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As the investment is considered "trading", unrealized gains and losses on the investment are recognized as components of income.

Marketable securities include 10,000 shares of Asian Star Development and 47,500 shares of Ocean Power Corp, of which the Company's remaining cost was $43,906 and $37,565 respectively. As of September 30, 2001, the market values of the Company's investments in Asian Star Development and Ocean Power Corp were approximately $600 and $128,290 respectively.

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

9.  DILUTIVE INSTRUMENTS

A summary of the status of the Company's stock warrants and stock options as of March 31, 2001 and September 30, 2001 and changes during the nine months ending September 30, 2001 are presented below:

                                                                            Weighted     Weighted
                                                             Options and     Average      Average
                                                             Warrants      Price        Fair Value
--------------------------------------------------------------------------------------------------
Outstanding, December 31, 2000                               14,376,334     $0.16          $0.00
Granted                                                       6,231,679      0.06           0.01
--------------------------------------------------------------------------------------------------

Outstanding, September 30, 2001                              20,608,013     $0.16          $0.00
                                                       ================     =====          =====

Exercisable,  September 30, 2000                             16,858,013     $0.16          $0.00
                                                       ================     =====          =====

The total amount of outstanding stock warrants and options at September 30, 2001 is summarized as follows:
         Shares             Price           Expiration
--------------------------------------------------------------------------------
          675,000         $ 0.25          December 29, 2001
          120,000         $ 0.50          December 29, 2001
           50,000         $ 0.61          June 3, 2002
          545,000         $ 0.47          June 30, 2002
          360,000         $ 0.28             -
          825,000         $ 0.44          January 27, 2002
          100,000         $ 0.20          January 3, 2004
        4,599,680         $ 0.20          September 1, 2004
        6,684,987         $ 0.06          December 1, 2005
          416,667         $ 0.06          December 4, 2005
        1,231,679         $ 0.06          January 6, 2006
        5,000,000*        $ 0.06          February 1, 2006
     ------------
       20,608,013  (*Options issued pursuant to the Company's stock option plan)
     ============

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 1.50 percent for all years; risk-free interest rates of 5.75 percent and expected lives of 3 - 5 years. No additional expense was recorded during the period ended September 30, 2001 pursuant to the Black-Scholes calculation pertaining to the fair value of the warrants granted during the period.

In February 2001, the Company increased the number of shares authorized in its employee stock option plan from 3,000,000 to 13,500,000. Additionally, the

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

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

Minority interests hold 10,000,000 options to acquire 10,000,000 Common shares of Gamecasters for a nominal exercise price. As at September 30, 2001, none of these options had been exercised.

As part of the reverse merger transaction, the Company issued 20,000,000 Preferred share purchase warrants to the former shareholders of Gamecasters. Each warrant is exercisable at $0.50 per warrant. Each converted Preferred share warrant is exercisable into 10 Common shares of the Company. The result of the exercise of all of the Preferred share purchase warrants would result in an additional $10,000,000 in cash for 200,000,000 Common shares. As at September 30, 2001, none of the Preferred share purchase warrants had been exercised.

10.  CHANGE OF NAME

On May 9, 2001, VentureTech, Inc., incorporated under the laws of the State of Idaho, completed a merger with VentureQuest Group, Inc., a Nevada Corporation, solely to effect a change in the jurisdiction of the Company from Idaho to Nevada.

11.  COMMITMENTS AND CONTINGENCIES

The Company currently pays a corporation owned by a shareholder $11,000 a month for advisory services, provided by the shareholder to the Company. This service agreement expires August 31, 2002 and is automatically renewed unless cancelled. In addition, the Company pays a corporation owned by a related party $11,000 per month for consulting services. This service agreement expires March 31, 2002 and is automatically renewed unless cancelled.

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

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

12.  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board
(FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible
Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying

VentureQuest Group, Inc.  (formerly VentureTech, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

SFAS No. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

         VentureQuest Group, Inc., formerly Venture Tech, Inc. (the "Company"), is a development stage company and has incurred losses from its inception through September 30, 2001. From 1995 to March 2001, the Company was engaged in the development, acquisition and licensing of certain computer based technology designed to ultimately offer a full range of casino-style gaming, entertainment, information and financial transaction services over the worldwide Internet. The Company's gaming business had been operated through its wholly owned subsidiary, EuroAsian E-Casinos International Ltd. ("E-Casinos International").

         In February 2001, the Company purchased Gamecasters, Inc., a Nevada Corporation ("Gamecasters"), that is engaged in the business of acquiring distressed and undervalued transaction based companies in order to develop these business opportunities to their full potential. The Company's primary area of interest is transaction based businesses that provide a recurring revenue stream from transactions or that does not involve physical delivery of goods. Transactions can occur through the use of a wide variety of devices including, Internet access machines, Internet websites, amusement devices, cash machines and public telephones. The Company's proprietary transaction network and management software--Cybertrak--is being used as the primary tool for integrating and managing transaction based opportunities. To date, the Company has focused on transactions involving amusement devices, such as arcade style video games.

         On March 8, 2001, the Company sold E-Casinos International to Nexus Marketing, Inc. for $350,000 less accounts payable and accrued liabilities of approximately $160,000. Under the terms of the Agreement, the Company has agreed to receive the $190,000 balance based on a percentage of gross revenues generated by E-Casinos International. The $190,000 was recorded as a deferred gain on disposition of a subsidiary company and revenue will be recognized in the future as funds are received by the Company. To date, the Company has not received any funds pursuant to this arrangement. Nexus Marketing, Inc.'s marketing and promotional strategy is under development and is slowly transitioning into full scale operations.

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

         In the past, the Company has not established a source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to seek additional financing through private placements of its securities, although there can be no assurance that the Company will be successful in any such funding. The Company has begun to realize cash flows from its interactive entertainment operations during the second quarter of 2001 and it expects to need from $400,000 to $500,000 of funds for operations and expansion for the balance of 2001. However, unless the Company is able to generate revenues and/or raise sufficient capital to finance its operations in 2001 and beyond, there is substantial doubt about its ability to continue as a going concern.

         The Company anticipates that its cash needs will not exceed $2,000,000 per year for the near future with respect to its corporate growth strategy.

Results of Operations

         Three Months Ended September 30 2001 ("Third Quarter of 2001") and Nine Months Ended September 30, 2001 ("First Nine Months of 2001")

         On February 16, 2001, the Company completed an agreement with the shareholders of Gamecasters to acquire all of the issued and outstanding common shares of Gamecasters. For financial statement purposes, Gamecasters is considered the accounting acquirer. Thus, the historical statements of Gamecasters have become the historical financial statements of the Company. As a result, a comparison of the Statement of Operations for the periods ending September 30, 2001 and September 30, 2000 is not meaningful to an understanding of the Company's relative performance. Accordingly, only results from the Company's first nine months of 2001 will be discussed. Information presented on operations of the Company's online gaming subsidiary, prior to its sale on March 8, 2001, is discussed separately.

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

         The Company realized revenues from its interactive amusement operations of $130,639 during the third quarter of 2001. This represents a 35.9 % increase over revenues of $96,150 recognized in second quarter 2001. There were no revenues recorded in first quarter of 2001, as revenue recognition did not initiate until April of 2001. The third quarter figure represents 100% revenue recognition methodology for a full three months whereas second quarter's figure had 100% revenue recognition for only two of the three months. Revenues increased in third quarter because the months of July and August represent a seasonal peak period for the Company's interactive amusement business. The Company anticipates that its revenues will likely decline in fourth quarter from the levels reached in third quarter due to this seasonal fluctuation. The Company is taking further steps including, but not limited to, updating its FEC facility, introducing and adding new interactive amusement devices and launching varied promotional programs to increase traffic to its FEC location. Total revenues for the first nine months of 2001 totaled $226,789.

         Cost of Sales for the third quarter of 2001 totaled $3,826 (2.9% of revenues) as compared to $3,865 (4.0% of revenues) for the second quarter and first half of 2001. Cost of sales is not considered to be a material factor in the operations of the transaction based interactive amusement business and is expected to remain at a non meaningful level for the remainder of the year without significant relation to the volume of revenues generated during the period.

         Revenues generated by the Company's online gaming subsidiary totaled $2,982 during the period February 17 to March 8, 2001, which represents the period from date of merger with Gamecasters to the sale of the E-Casinos International subsidiary. Such revenues, less chargebacks and other liabilities amounting to $9,203, were accounted for as a loss from discontinued operations of $6,221 in first quarter of 2001 and the first nine months of 2001.

         General and administrative expenses for the third quarter and first nine months of 2001 totaled $116,879 and $218,033, respectively. Salaries and consulting fees for the third quarter and first nine months of 2001 amounted to $140,029 and $323,940, respectively. These expenses and fees are attributed to the commencement of full operations of Gamecasters in April 2001 and an increase in corporate level activity. General and administrative expenses increased from second to third quarter due to delayed billings of various liabilities incurred by the Company's with certain suppliers and contractors during the fiscal year. The Company anticipates that its average level of general and administrative expenses will remain constant for the foreseeable future unless other transaction-based revenue opportunities are realized. Depreciation and amortization expense for continuing operations for third quarter and the first nine months of 2001 totaled $62,184 and $178,167 respectively. The Company anticipates this level of depreciation and amortization will also continue at a consistent level for the foreseeable future primarily based on the five-year straight-line depreciation model for Gamecasters operating equipment.

         The Company's loss from operations for the third quarter and first nine months of 2001 was $192,279 and $501,043, respectively. The losses are primarily attributed to the increased operating expenses resulting from the Company commencing full scale operations of its Gamescasters subsidiary in April 2001, the initiation of depreciation on the interactive amusement assets and the increase in personnel in support of the Company's corporate activities. The Company anticipates that the degree of loss or gain from operations is likely to fluctuate quarter to quarter due to the peak/off-peak nature of the interactive amusement industry.

         The Company earned interest and dividend income of $2,856 and $8,047 for the third quarter and first nine months of 2001, respectively, resulting primarily from the Company's note receivable with Nexus Marketing, Inc., an unrelated third party. No interest expense was recorded in the third quarter or first nine months of 2001.

         During the third quarter of 2001, the Company sold certain investment securities of Ocean Power Corporation ("PWRE") and recorded a realized gain of $26,667 at the end of the quarter on the sale. For the first nine months of 2001, the Company recorded a total realized gain of $64,825 on the sale of PWRE securities. The Company also recorded an unrealized loss on its marketable securities of $37,240 during the third quarter of 2001. Total unrealized loss on the Company's marketable securities totaled $159,137 for the first nine months of 2001. The loss was attributed to the negative fluctuation in market price during the reporting period. At September 30, 2001, the Company owned 47,500 shares of PWRE with a market value of $128,250.

         The Company reported a net loss of $195,914 and $335,552, respectively for the three and nine month period ended September 30, 2001, primarily attributed to the increase in operating expenses resulting from the commencement of the Company's interactive amusement operations and the unrealized losses recorded by the Company on its marketable securities. Without the addition of other transaction-based revenue opportunities, the Company anticipates that it will continue to incur losses throughout the balance of the 2001 fiscal year.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities and through other debt instruments, such as convertible debentures. The Company reasonably expects to continue to do so in the future. At September 30, 2001, the Company had negative working capital of $214,150 compared to $0 at December 31, 2000. The net decrease is primarily attributed to the aggregate effect of the increase in accounts payable and accrued liabilities in association with the commencement of its operations and corporate activities, as well as the reduction in value of the marketable securities held by the Company due to negative fluctuation in market price during the reporting period.

         At September 30, 2001, the Company had a note receivable of $197,932 representing a note due from Nexus Marketing, Inc., an unrelated company, in connection with the sale of the Company's online casino operations. Under the terms of the sales agreement, the Company has agreed to receive payment on the note based on a percentage of gross revenues generated by the former subsidiary. Also, at September 30, 2001, the Company had $9,437 in cash compared to $0 at December 31, 2000.

         At September 30, 2001, the Company had incurred unpaid consulting fees of $105,630 and $58,475 of unreimbursed expenses and advances owed to a corporation related to a shareholder, Eric Hutchingame, Chief Executive Officer of the Company. Consulting fees are related to Mr. Hutchingame's executive services to the Company. Unreimbursed expenses and advances includes payments made by Mr. Hutchingame on behalf of the Company for various expenditures including, but not limited to, travel, license fees, development fees, and equipment maintenance. The Company also had incurred unpaid consulting fees and expenses to a corporation owned by a related party, Mr. William Baker, President of the Company, amounting to $67,146. Consulting fees are related to Mr. Baker's executive services to the Company.

         At September 30, 2001, the Company held $128,890 in marketable securities compared with $0 at December 31, 2000. The increases are due to the reverse merger and acquisition of the Company by Gamecasters.

         As of September 30, 2001, the Company had total assets of $1,312,652 and total stockholders' equity of $746,912 compared with total assets of $989,041 and total stockholders' equity of $989,041 at December 31, 2000. Assets increased in the first nine months of 2001 primarily due to the increase in current assets and property and equipment resulting from the reverse merger with Gamesters as well as the addition of the note receivable from Nexus Marketing Inc. Stockholders' equity declined primarily due to the net loss incurred during the reporting period.

         For the nine months ended September 30, 2001, cash used by operating activities totaled $74,169. This primarily resulted from an increase in other receivables and the net loss for the period.

         Also during the first nine months of 2001, the Company realized cash from investing activities of $100,902. The results are primarily due to the acquisition and subsequent sale of marketable securities and the acquisition of cash pursuant to the reverse merger agreement. In addition, the Company used cash in financing activities of $17,295 as a result of the reduction of liabilities assumed under its lease acquisition agreement.

         During the remainder of fiscal year 2001, the Company anticipates meeting its cash and working capital needs primarily from private sale of its shares or convertible instruments, the sale of its marketable securities, sale of limited partnership units and revenues generated from operations.

Effect of Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward-Looking and Cautionary Statements

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

Item 5.  Other Information

         On October 12, 2001, the Company announced that further to its strategy of acquiring unrealized value or underachieving companies, it had entered into an agreement to acquire all of the outstanding shares and approximately CDN$405,000 of secured and unsecured indebtedness of VytalTek Security Services Inc. ("VytalTek"), a privately held Canadian corporation, in exchange for 2,750,000 restricted shares of the Company's common stock and CDN$120,000 payable at the rate of CDN$3,333 per month for 36 months. VytalTek is a full service company that sells, installs, services and monitors commercial and residential security systems and solutions. The agreement is subject to the company successfully completing a formal proposal under the Bankruptcy and Insolvency Act of Canada in connection with the acquisition. Should the Company's proposal prove successful, the Company anticipates finalizing the acquisition by first quarter 2002.

         On September 12, 2001 the Company authorized a convertible debenture for an amount not to exceed $500,000 to be issued in installments until December 31, 2001. Terms of the debenture provide an interest rate of 8% per annum and includes the option for subscribers to convert the outstanding amount into the Company's common shares at $.04 per share. The debenture can be converted at any time prior to the due date of September 6, 2003. To date, the Company has not received any funds pursuant to this debenture.

         On September 1, 2001, the Company renewed its consulting agreement with Hutchingame Growth Capital, ("HGC") a division of 888258 Ontario Ltd., a company owned by Eric Hutchingame and his family. The agreement was originally entered into in July of 2000 before Mr. Hutchingame became an affiliate of the Company, and did not terminate when Mr. Hutchingame became an officer and director of the Company. The term of the renewed agreement is for one year commencing September 1, 2001 and is renewed on an annual basis unless either party terminates the agreement. Under the terms of the agreement, HGC is deemed to be an independent contractor and performs a range of services including strategic planning, research and evaluation of business opportunities, evaluation and advice regarding strategic alliances and evaluation and advice regarding potential acquisitions. Under the terms of the agreement, HGC receives compensation at the rate of $11,000 per month and is reimbursed for actual, reasonable out-of-pocket expenses.

         On July 18, 2001, the Company announced its intent to obtain the assets of SlopeMaster Inc. ("SlopeMaster"), a privately held Canadian corporation. The Company intends to acquire the exclusive rights for certain assets, including, but not limited to, SlopeMaster's patented golf driving range platform. On
October 12, 2001, the Company announced that by mutual agreement with SlopeMaster, it would defer its acquisition plan until the Company had successfully completed its acquisition of VytalTek Security Systems Inc. and had consolidated its operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VENTUREQUEST GROUP, INC.



Date:  November 19, 2001               By:  /S/ WILLIAM D. BAKER
                                       -------------------------
                                                William D. Baker
                                                President, C.F.O. and Director
                                                (Principal Accounting Officer)



Date:  November 19, 2001               By: /S/ ERIC HUTCHINGAME
                                       ------------------------
                                               Eric Hutchingame
                                               Chairman, Chief Executive Officer
                                               and Director